Form 10-Q
period 2021-06-30
Jupiter Acquisition Corp
filed 2021-09-27
CIK 1817868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-39505

Jupiter Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	85-1508739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11450 SE Dixie Hwy Suite 105 Hobe Sound, FL	33455
(Address of principal executive offices)	(Zip Code)

(212) 207-8884

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	JAQCU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	JAQC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	JAQCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 27, 2021, there were 16,357,087 shares of Class A common stock, par value $0.0001 per share, and 3,940,462 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

JUPITER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUPITER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	JUNE 30, 2021	DECEMBER 31, 2020
	(Unaudited)
ASSETS
Current asset – cash	$4,903	$5,300
Deferred offering costs	280,193	252,799
TOTAL ASSETS	$285,096	$258,099

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$9,656	$1,000
Accrued offering costs	127,592	100,297
Promissory note – related party	132,603	132,802
Total Current Liabilities	269,851	234,099

Commitments (Note 6)

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)	431	431
Additional paid-in capital	24,569	24,569
Accumulated deficit	(9,755)	(1,000)
Total Stockholder’s Equity	15,245	24,000
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$285,096	$258,099

(1)	Includes up to 562,500 shares of Class B common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares resulting in an aggregate of 4,312,500 Founder Shares outstanding. All shares and per-share data has been retroactively restated. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Operating and formation costs	$(20)	$8,755
Net income (loss)	$20	$(8,755)

Weighted average Class B shares outstanding, basic and diluted(1)	3,750,000	3,750,000

Basic and diluted net loss per Class B common share	$0.00	$(0.00)

(1)	Excludes up to 562,500 shares of Class B common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares resulting in an aggregate of 4,312,500 Founder Shares outstanding. All shares and per-share data has been retroactively restated. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	4,312,500	$431	$24,569	$(1,000)	$24,000

Net loss	—	—	—	(8,755)	(8,755)

Balance – March 31, 2021	4,312,500	$431	$24,569	$(9,775)	$15,225

Net income	—	—	—	20	20

Balance – June 30, 2021 (Unaudited)	4,312,500	$431	$24,569	$(9,755)	$15,245

(1)	Includes up to 562,500 shares of Class B common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares resulting in an aggregate of 4,312,500 Founder Shares outstanding. All shares and per-share data has been retroactively restated. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(8,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	8,656
Net cash used in operating activities	(99)

Cash Flows from Financing Activities:
Repayment of promissory note – related party	(199)
Payment of offering costs	(99)
Net cash used in financing activities	(298)

Net Change in Cash	(397)
Cash – beginning of period	5,300
Cash – end of period	$4,903

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$27,295

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY, AND RISKS AND UNCERTAINTIES

Jupiter Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on June 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 17, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Subsequent to the Initial Public Offering, the Company’s activities have been limited to identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 12, 2021. On August 17, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 580,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Jupiter Founders LLC (the “Sponsor”) and certain of the underwriters and certain of the underwriters’ employees, generating gross proceeds of $5,800,000, which is described in Note 4.

On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on August 25, 2021, the underwriters purchased 761,850 additional Units at $10.00 per additional Unit upon the closing of the partial exercise of the over-allotment option, generating gross proceeds of $7,618,500. Simultaneously with the sale of the additional Units, the Company consummated the sale of an additional 15,237 Private Placement Units at $10.00 per additional Private Placement Unit, generating total gross proceeds of $152,370.

Transaction costs amounted to $9,292,595, consisting of $3,152,370 of underwriting fees, $5,516,648 of deferred underwriting fees and $623,577 of other offering costs.

Following the closing of the Initial Public Offering on August 17, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account established for the benefit of the Company’s Public Stockholders (as defined below) (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

A total of $7,618,500 of the net proceeds from the sale of the additional Units and the additional Private Placement Units was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $157,618,500.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, including the partial exercise of the over-allotment option, and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete its initial Business Combination with one or more operating businesses with an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to the Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and other holders of the Company’s common stock prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until August 17, 2023 (or such later date as may be approved by the Company’s stockholders) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Initial Stockholders have agreed to waive their right to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least year from the date of the financial statements were issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on August 13, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 23, 2021 and August 30, 2021. The interim results for the periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods. The Company had no activity from the period of June 17, 2020 (inception) through June 30, 2020 and as such is not presented in these statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2021 and December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statements of operations. Offering costs allocated to the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $9,292,595, of which $8,938,077 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $354,518 were expensed to the statements of operations.

As of June 30, 2021 and December 31, 2020, there were $280,193 and $252,799, respectively of deferred offering costs recorded in the accompanying unaudited condensed balance sheets.

Warrant Liabilities

The Company will account for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (as defined in Note 4) (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company will classify the Warrants as liabilities at their fair value and will adjust the Warrants to fair value at each reporting period. This liability will be subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the statement of operations. The Warrants for periods where no observable traded price is available will be valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision for the period from June 17, 2020 (inception) through December 31, 2020 and for the six months ended June 30, 2021 were deemed to be de minimis.

Common Stock Subject to Possible Redemption

The Company will account for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, there are no shares of Class A common stock subject to possible redemption outstanding, however, this will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of June 30, 2021 and December 31, 2020, there were no derivative instruments outstanding.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company's financial statement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,761,850 Units at a purchase price of $10.00 per Unit, including 761,850 additional Units pursuant to the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering and the closing of the partial exercise of the over-allotment option, the Sponsor and certain of the underwriters and certain of the underwriters’ employees purchased an aggregate of 595,237 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,952,370 in private placements. Each Private Placement Unit consists of one share of Class A common stock (“Private Share”) and one-half of one warrant (each, a “Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units and all underlying securities will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Units or the underlying securities.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 7, 2020, the Initial Stockholders purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares resulting in an aggregate of 4,312,500 Founder Shares outstanding. All shares and per-share data has been retroactively restated. The Founder Shares included an aggregate of up to 562,500 Founder Shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Shares). On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on August 25, 2021, the underwriters purchased 761,850 additional Units at $10.00 per additional Unit upon the closing of the partial exercise of the over-allotment option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

In connection with the closing of the Initial Public Offering, certain anchor investors (“Anchor Investors”) each acquired from the Sponsor an indirect economic interest in 100,000 Founder Shares (or an aggregate of 900,000 Founder Shares) at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investors after the completion of a Business Combination. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $4,464,000, or $4.96 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $4,464,000, of which $170,341 will be expensed in the statement of operations and included in transactions costs attributable to warrant liabilities and the remaining $4,296,659 will be netted to additional paid in capital resulting in only a charge to accumulated deficit of $170,341.

Administrative Services Agreement

The Company entered into an agreement on August 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support.

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was subsequently amended on December 31, 2020 and June 30, 2021 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there were $132,603 and $132,802 outstanding, respectively, under the Promissory Note. The outstanding balance under the Note was repaid at the closing of the Initial Public Offering on August 17, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2021 and December 31, 2020, there are no Working Capital Loans outstanding.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on August 12, 2021, the holders of the Founder Shares, Private Placement Units, Private Shares, Private Warrants, and units that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Warrants and warrants included in the units that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggy-back” registration rights after August 12, 2026 and August 12, 2028, respectively, and may not exercise their demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option beginning August 12, 2021 to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on August 25, 2021, the underwriters purchased 761,850 additional Units upon the closing of the partial exercise of the over-allotment option.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,516,648 in the aggregate. Subject to the terms of the underwriting agreement, the deferred fee (i) will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination and (ii) will be waived by the underwriters in the event that the Company does not complete a Business Combination.

Financing Arrangement

Nomura Securities International, Inc. (“Nomura”), an underwriter of the Initial Public Offering, has indicated its intent, if so requested by the Company, to use its commercially reasonable efforts to underwrite, arrange and/or syndicate up to $400 million of additional financing for the Company in the form of equity or debt (or a combination thereof) in connection with the Company’s initial Business Combination, subject to market conditions and on terms and conditions satisfactory in all respects to Nomura in its sole judgment and determination. The additional financing arrangement is not anticipated to have any impact on the redemption price of the Class A common stock, the conversion ratio of Class B common stock to Class A common stock or the exercise of the Warrants.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Shares underlying the Private Placement Units). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

Only holders of Class B common stock have the right to vote on the election of directors prior to the Company’s initial Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (not including the Private Shares underlying the Private Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

NOTE 8. WARRANTS

As of June 30, 2021 and December 31, 2020, there were no Public Warrants or Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) August 17, 2022. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the shares of Class A common stock issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to be effective within 60 business days following a Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities).

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table in the prospectus for the Initial Public Offering, based on the redemption date and the “fair market value” of the Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities); and

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

●	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) the Private Warrants must also be concurrently called for redemption on the same terms (except as described above with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights. Additionally, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants: (i) will not be redeemable by the Company (except for certain limitations); (ii) may be exercised by the holders on a cashless basis; and (iii) with respect to Private Warrants held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A). If the Private Placement Units are held by holders other than the initial purchasers or their respective permitted transferees, the Private Warrants underlying the Private Units will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the Initial Public Offering and related transactions described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Jupiter Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Jupiter Founders LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on June 17, 2020, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering, including the partial exercise of the underwriters’ over-allotment option, and the sale of the private placement units (“Private Placement Units”) that occurred simultaneously with the Initial Public Offering and the closing of the partial exercise of such over-allotment option (collectively, the “Private Placement”), the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 17, 2020 (inception) through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended June 30, 2021, we had a net loss $8,755, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and our independent directors and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on August 17, 2021, we consummated the Initial Public Offering of 15,000,000 units (“Units”), at $10.00 per Unit, generating total gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 580,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and certain of the underwriters and certain of the underwriters’ employees, generating total gross proceeds of $5,800,000. On August 23, 2021, the underwriters notified us of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on August 25, 2021, the underwriters purchased 761,850 additional Units at $10.00 per additional Unit upon the closing of the partial exercise of the over-allotment option, generating total gross proceeds of $7,618,500. Simultaneously with the sale of the additional Units, we consummated the sale of 15,237 additional Private Placement Units at $10.00 per additional Private Placement Unit, generating total gross proceeds of $152,370.

Following the Initial Public Offering, including the partial exercise of the over-allotment option, and the Private Placement, a total of $157,618,500 was placed in the Trust Account. We incurred $9,292,595 in Initial Public Offering related costs, including $3,152,370 of underwriting fees, $5,516,648 of deferred underwriting fees and $623,577 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

Nomura Securities International, Inc. (“Nomura”), an underwriter of the Initial Public Offering, has indicated its intent, if so requested by us, to use its commercially reasonable efforts to underwrite, arrange and/or syndicate up to $400 million of additional financing for the Company in the form of equity or debt (or a combination thereof) in connection with our initial Business Combination, subject to market conditions and on terms and conditions satisfactory in all respects to Nomura in its sole judgment and determination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on August 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $5,516,648 in the aggregate. Subject to the terms of the underwriting agreement, the deferred fee (i) will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination and (ii) will be waived by the underwriters in the event that we do not complete a Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statements of operations. Offering costs allocated to the public shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $9,292,595, of which $8,938,077 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $354,518 were expensed to the statements of operations.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company's financial statement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on August 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2020, we issued an aggregate of 5,750,000 Founder Shares to the Sponsor and our independent directors for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Sponsor subsequently transferred to certain of the underwriters and certain of their employees an aggregate of 240,001 Founder Shares at the original purchase price. On August 25, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited to us at no cost, and 3,940,462 Founder Shares remain outstanding.

On August 17, 2021, we consummated the Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of August 17, 2022 and 30 days after the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

On August 23, 2021, the underwriters notified us of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on August 25, 2021, the underwriters purchased 761,850 additional Units at $10.00 per additional Unit upon the closing of the partial exercise of the over-allotment option, generating total gross proceeds of $7,618,500.

Nomura, Brookline Capital Markets, a division of Arcadia Securities, LLC, and Ladenburg Thalmann & Co. Inc. served as joint book-running managers for the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-248411) (the “Registration Statement”). The SEC declared the Registration Statement effective on August 12, 2021.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor and certain of the underwriters and certain of the underwriters’ employees purchased an aggregate of 580,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $5,800,000. Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the sale of an aggregate of 15,237 additional Private Placement Units at $10.00 per additional Private Placement Unit to such purchasers, generating total gross proceeds of $152,370. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

The Private Placement Units are identical to the Units, except that if held by the initial purchasers or any of their permitted transferees, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption, except as described in the Registration Statement, and (iii) with respect to Private Placement Units held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A). If the Private Placement Units are held by holders other than the initial purchasers or their permitted transferees, then the warrants included in the Private Placement Units will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units. In addition, the Private Placement Units (and the securities underlying the Private Placement Units) will be subject to transfer restrictions until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights, as described in more detail in the Registration Statement.

We incurred $9,292,595 of transaction costs, consisting of $3,152,370 in underwriting fees, $5,516,648 in deferred underwriting fees and $623,577 of other costs and expenses related to the Initial Public Offering.

After deducting the underwriting fees (excluding the deferred portion of $5,516,648, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering, including the partial exercise of the over-allotment option, and the Private Placement was $159,794,923, of which $157,618,500 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1(1)	Underwriting Agreement, dated August 12, 2021, between the Company and Nomura Securities International, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation
3.2(3)	Bylaws
4.1(1)	Warrant Agreement, dated August 12, 2021, between the Company and Continental Stock Transfer & Trust Company
10.1(1)	Letter Agreement, dated August 12, 2021, among the Company, Jupiter Founders LLC, Nomura Securities International, Inc., Ladenburg Thalmann & Co. Inc., certain securityholders and each of the officers and directors of the Company
10.2(1)	Investment Management Trust Agreement, dated August 12, 2021, between the Company and Continental Stock Transfer & Trust Company
10.3(1)	Private Placement Unit Subscription Agreement, dated August 12, 2021, between the Company and Jupiter Founders LLC
10.4(1)	Private Placement Unit Subscription Agreement, dated August 12, 2021, among the Company, Nomura Securities International, Inc., Ladenburg Thalmann & Co. Inc. and certain subscribers
10.5(1)	Registration Rights Agreement, dated August 12, 2021, among the Company and certain securityholders
10.6(1)	Administrative Services Agreement, dated August 12, 2021, between the Company and Hauslein & Company, Inc.
10.7(3)	Form of Indemnity Agreement
10.8(4)	Second Amended and Restated Promissory Note issued in favor of Jupiter Founders LLC, dated June 30, 2021
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on February 19, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 25, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on July 26, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUPITER ACQUISITION CORPORATION

Date: September 27, 2021	By:	/s/ James N. Hauslein
	Name:	James N. Hauslein
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)