Form 10-Q
period 2021-09-30
Jupiter Acquisition Corp
filed 2021-11-15
CIK 1817868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2021, there were 16,357,087 shares of Class A common stock, par value $0.0001 per share, and 3,940,462 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

JUPITER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUPITER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,441,348	$5,300
Prepaid expenses	646,104	—
Total Current Assets	2,087,452	5,300

Deferred offering costs	—	252,799
Marketable securities held in Trust Account	157,630,056	—
TOTAL ASSETS	$159,717,508	$258,099

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$155,394	$1,000
Accrued offering costs	—	100,297
Promissory note – related party	—	132,802
Total Current Liabilities	155,394	234,099

Warrant liability	5,407,118	—
Deferred underwriting fee payable	5,516,648	—
Total Liabilities	11,079,160	234,099

Commitments

Class A common stock subject to possible redemption; 15,761,850 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	157,618,500	—

Stockholder’s (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 595,237 and no shares issued and outstanding (excluding 15,761,850 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	60	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,940,462 and 4,312,500 shares issued and outstanding at September 30, 2021 and December 31, 2020(1), respectively	394	431
Additional paid-in capital	—	24,569
Accumulated deficit	(8,980,606)	(1,000)
Total Stockholder’s (Deficit) Equity	(8,980,152)	24,000
TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY	$159,717,508	$258,099

(1)	On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares resulting in an aggregate of 4,312,500 Founder Shares outstanding. All shares and per-share data has been retroactively restated. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021 (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	For the Period from June 17, 2020 (Inception) Through September 30, 2020
Operating and formation costs	$259,610	1,000	$268,365	$1,000
Loss from operations	(259,610)	(1,000)	(268,365)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	8,225	—	8,225	—
Unrealized gain on marketable securities held in Trust Account	3,331	—	3,331	—
Change in fair value of warrant liabilities	834,508	—	834,508	—
Transaction costs associated with the Initial Public Offering	(524,859)		(524,859)
Total other income, net	321,205	—	321,205	—

Net income (loss)	$61,595	(1,000)	$52,840	$(1,000)

Weighted average shares outstanding of Class A common stock	7,756,707	—	2,613,982	—
Basic and diluted net income per share, Class A	$0.01	—	$0.01	$—
Weighted average shares outstanding of Class B common stock(1)	3,841,091	3,750,000	3,780,697	3,750,000
Basic and diluted net loss per share, Class B	$0.01	(0.00)	$0.01	$(0.00)

(1)	On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares resulting in an aggregate of 4,312,500 Founder Shares outstanding. All shares and per-share data has been retroactively restated. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021 (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock(1)		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,000)	$24,000

Net loss	—	—	—	—	—	(8,775)	(8,775)
Balance — March 31, 2021	—	$—	4,312,500	$431	$24,569	$(9,775)	$15,225

Net income	—	—	—	—	—	20	20
Balance — June 30, 2021	—	$—	4,312,500	$431	$24,569	$(9,775)	$15,245

Sale of Private Placement Units	595,237	60	—	—	5,730,570	—	—

Forfeiture of Founder Shares	—	—	(372,037)	(37)	37	—	—

Accretion to shares subject to redemption	—	—	—	—	(5,775,176)	(9,032,446)	(14,787,622)

Net income	—	—	—	—	—	61,595	61,595
Balance – September 30, 2021	595,237	$60	3,940,463	$394	$—	$(8,980,606)	$(8,980,152)

(1)	On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares resulting in an aggregate of 4,312,500 Founder Shares outstanding. All shares and per-share data has been retroactively restated. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021 (see Note 6).

FOR THE PERIOD FROM JUNE 17, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 17, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – September 30, 2020 (unaudited)	—	$—	4,312,500	$431	$24,569	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,	For the Period from June 17, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$52,840	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(834,508)	—
Interest earned on marketable securities held in Trust Account	(8,225)	—
Unrealized gain on marketable securities held in Trust Account	(3,331)	—
Offering costs charged directly to operations	19,659	—
Transaction costs associated with the Initial Public Offering	524,859	—
Changes in operating assets and liabilities:
Prepaid expenses	(646,104)	—
Accrued expenses	154,394	1,000
Net cash used in operating activities	(740,416)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(157,618,500)	—
Net cash used in investing activities	(157,618,500)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discount paid	154,466,130	—
Proceeds from sale of Private Placement Units	5,952,370	—
Advances from related party	199
Proceeds from promissory note – related party	(133,001)	120,000
Payment of offering costs	(490,734)	(135,502)
Net cash provided by financing activities	159,794,964	9,498

Net Change in Cash	1,436,048	9,498
Cash – Beginning of period	5,300	—
Cash – End of period	$1,441,348	$9,498

Non-Cash investing and financing activities:
Excess payment of filing fees charged directly to operations	$19,659	$—
Offering costs included in accrued offering costs	$—	$5,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000	$—
Initial value of warrant liability	$6,241,626	$—
Initial classification of Class A common stock subject to possible redemption	$157,618,500	$—
Deferred underwriting fee payable	$5,516,648	$—
Forfeiture of founder shares	$(37)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from June 17, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Subsequent to the Initial Public Offering, the Company’s activities have been limited to identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 12, 2021. On August 17, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 580,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Jupiter Founders LLC (the “Sponsor”) and certain of the underwriters and certain of the underwriters’ employees, generating gross proceeds of $5,800,000, which is described in Note 5.

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
SEPTEMBER 30, 2021
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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to the Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and other holders of the Company’s common stock prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6), Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The Initial Stockholders have agreed to waive their right to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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
SEPTEMBER 30, 2021
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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate the Company’s previously reported financial statements for the presentation of Class A common stock subject to possible redemption. The restatement has no impact on the Company’s previously reported total assets, liabilities or operating results.

Management determined, at the closing of the Company’s Initial Public Offering the Company had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its net loss per common share calculation to include the calculation for Class A common stock subject to redemption and to allocate net loss evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of August 17, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$135,976,850	$14,023,150	$150,000,000
Class A common stock	$198	$(140)	$58
Additional paid-in capital	$5,537,687	$(5,537,687)	$—
Accumulated deficit	$(538,308)	$(8,485,323)	$(9,023,631)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(14,023,150)	$(9,023,142)

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on August 13, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 23, 2021 and August 30, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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
SEPTEMBER 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $9,292,595, of which $8,938,077 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $354,518 were expensed to the statements of operations.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and the Private Warrants (as defined in Note 5) (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Warrants for periods where no observable traded price is available are valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision for the period from June 17, 2020 (inception) through December 31, 2020 and for the nine months ended September 30, 2021 were deemed to be de minimis.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 15,761,850 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$157,618,500
Less:
Proceeds allocated to Public Warrants	(6,018,995)
Class A common stock issuance costs	(8,768,627)
Plus:
Accretion of carrying value to redemption value	14,787,622

Class A common stock subject to possible redemption	$157,618,500

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating net income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 8,178,543  shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the net income (loss) of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period From June 17, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net loss, as adjusted	$41,195	$20,400	$21,600	$31,240	$—	$(1,000)
Denominator:
Basic and diluted weighted average common shares outstanding	7,756,707	3,841,091	2,613,982	3,780,697	—	3,750,000
Basic and diluted net loss per common share	$0.01	$0.01	$0.01	$0.01	$—	$0.00

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,761,850 Units at a purchase price of $10.00 per Unit, including 761,850 additional Units pursuant to the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 7, 2020, the Initial Stockholders purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares resulting in an aggregate of 4,312,500 Founder Shares outstanding. All shares and per-share data has been retroactively restated. The Founder Shares included an aggregate of up to 562,500 Founder Shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on August 25, 2021, the underwriters purchased 761,850 additional Units at $10.00 per additional Unit upon the closing of the partial exercise of the over-allotment option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

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

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Of the aggregate 15,761,850 Units sold in the Initial Public Offering, 13,365,000 Units were purchased by certain funds and accounts that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management team (the “Anchor Investors”).

In connection with the closing of the Initial Public Offering, the Anchor Investors each acquired from the Sponsor an indirect economic interest in 100,000 Founder Shares (or an aggregate of 900,000 Founder Shares) at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investors after the completion of a Business Combination. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $4,464,000, or $4.96 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $4,464,000, of which $170,341 will be expensed in the statement of operations and included in transactions costs attributable to warrant liabilities and the remaining $4,296,659 will be netted to additional paid in capital resulting in only a charge to accumulated deficit of $170,341.

Administrative Services Agreement

The Company entered into an agreement on August 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet.

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was subsequently amended on December 31, 2020 and September 30, 2021 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there were $0 and $132,802 outstanding, respectively, under the Promissory Note. The outstanding balance under the Note was repaid at the closing of the Initial Public Offering on August 17, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 7. COMMITMENTS

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

Underwriting Agreement

The Company granted the underwriters a 45-day option beginning August 12, 2021 to purchase up to 2,250,000 additional Units to cover over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on August 25, 2021, the underwriters purchased 761,850 additional Units upon the closing of the partial exercise of the over-allotment option.

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 595,237 shares of Class A common stock issued and outstanding, excluding 15,761,850 shares of Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 3,940,462 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Shares underlying the Private Placement Units). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

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

NOTE 9. WARRANTS

At September 30, 2021, there were 7,880,925 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) August 17, 2022. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the shares of Class A common stock issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following a Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.    Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the shares of Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities).

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.    Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table in the prospectus for the Initial Public Offering, based on the redemption date and the fair market value of the Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities); and

●	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) the Private Warrants must also be concurrently called for redemption on the same terms (except as described above with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below the exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

As of September 30, 2021, there were 297,618 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights. Additionally, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants: (i) will not be redeemable by the Company (except for certain limitations); (ii) may be exercised by the holders on a cashless basis; and (iii) with respect to Private Warrants held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).If the Private Warrants are held by holders other than the initial purchasers or their respective permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 17, 2021 (Initial Measurement)	September 30, 2021
Assets:
Cash held in Trust Account	1	$150,000,000	$—
Marketable securities held in Trust Account	1	—	157,630,056

Liabilities:
Warrant liability- Public Warrants	3	5,722,500	5,209,291
Warrant liability- Private Warrants	3	222,631	197,827

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements:

	August 17, 2021 (Initial Measurement)	September 30, 2021
Stock price	$9.77	$9.83
Exercise price	$11.50	$11.50
Expected term (in years)	6.0	5.0
Volatility	20%	10.0%
Risk-free rate	0.90%	1.14%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of June 17, 2020 (inception)	$—	$—	$—
Initial measurement on August 17, 2021	222,631	5,722,500	5,945,131
Fair value as of August 17, 2021	$222,631	$5,722,500	$5,945,131
Change in valuation inputs or other assumptions	(24,804)	(513,209)	(538,013)
Fair value as of September 30, 2021	197,827	5,209,291	5,407,118

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 17, 2020 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net income of $61,595, which consists of changes in fair value of warrant liability of $834,508, interest earned on marketable securities held in Trust Account of $8,225, transaction cost of $524,859, and unrealized gain on marketable securities held in Trust Account of $3,331, offset by operating cost of $259,610.

For the nine months ended September 30, 2021, we had a net income of $52,840, which consists of changes in fair value of warrant liability of $834,508, interest earned on marketable securities held in Trust Account of $8,225, transaction cost of $524,859, and unrealized gain on marketable securities held in Trust Account of $3,331, offset by operating cost of $268,365.

For the three months ended September 30, 2020 and for the period from June 17, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consisted of operating cost of $1,000.

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

Of the aggregate 15,761,850 Units sold in the Initial Public Offering, 13,365,000 Units were purchased by certain funds and accounts that are not affiliated with us, the Sponsor, our directors or any member of our management team (the “Anchor Investors”). In connection with the closing of the Initial Public Offering, the Anchor Investors each acquired from the Sponsor an indirect economic interest in 100,000 Founder Shares (or an aggregate of 900,000 Founder Shares) at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investors after the completion of our initial Business Combination.

Following the Initial Public Offering, including the partial exercise of the over-allotment option, and the Private Placement, a total of $157,618,500 was placed in the Trust Account. We incurred $9,292,595 in Initial Public Offering related costs, including $3,152,370 of underwriting fees, $5,516,648 of deferred underwriting fees and $623,577 of other offering costs.

For the nine months ended September 30, 2021, cash used in operating activities was $740,416. Net income of $52,840 was affected by interest earned on marketable securities held in the Trust Account of $8,225, unrealized gain on marketable securities held in Trust Account of $3,331, offering costs charged directly to operations of $19,659 and transaction costs incurred in connection with the Initial Public Offering of $524,859. Changes in operating assets and liabilities used $491,710 of cash for operating activities.

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

As of September 30, 2021, we had cash of $1,441,348. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination, and to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Warrant Liabilities

We account for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating net income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature and utilization of third-party professionals with relevant expertise to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously issued financial statements, as described in Note 2 of the notes to the financial statements included herein, had not yet been identified.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on August 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of our financial statements as of September 30, 2021, management determined that at the closing of the Initial Public Offering we had improperly valued our Class A common stock subject to possible redemption. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of August 17, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of the restatement of our previously issued audited balance sheet as of August 17, 2021, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement, the change in accounting for shares of our Class A common stock subject to possible redemption and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2020, we issued an aggregate of 5,750,000 Founder Shares to the Sponsor and our independent directors for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Sponsor subsequently transferred to certain of the underwriters and certain of their employees an aggregate of 240,001 Founder Shares at the original purchase price. On August 25, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited to us at no cost, and 3,940,462 Founder Shares remain outstanding. The Founder Shares will automatically convert into shares of Class A common stock, par value $0.0001 per share, at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

On August 17, 2021, we consummated the Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of August 17, 2022 and 30 days after the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

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

JUPITER ACQUISITION CORPORATION

Date: November 15, 2021	By:	/s/ James N. Hauslein
	Name:	James N. Hauslein
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)