Form 10-Q
period 2022-03-31
Jupiter Acquisition Corp
filed 2022-05-16
CIK 1817868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 16, 2022, there were 16,357,087 shares of Class A common stock, par value $0.0001 per share, and 3,940,462 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

JUPITER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUPITER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$944,006	$1,351,816
Prepaid expenses	365,848	328,331
Total Current Assets	1,309,854	1,680,147

Non-current prepaid insurance	132,024	211,238
Marketable securities held in Trust Account	157,525,791	157,618,500
TOTAL ASSETS	$158,967,669	$159,509,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$367,080	$420,367
Total Current Liabilities	367,080	420,367

Warrant liabilities	2,698,919	3,969,523
Deferred underwriting fee payable	5,516,648	5,516,648
Total Liabilities	8,582,647	9,906,538

Commitments

Class A common stock subject to possible redemption; 15,761,850 shares at redemption value at March 31, 2022 and December 31, 2021	157,618,500	157,618,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 595,237 shares issued and outstanding (excluding 15,761,850 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	60	60
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,940,462 shares issued and outstanding at March 31, 2022 and December 31, 2021	394	394
Additional paid-in capital	—	—
Accumulated deficit	(7,233,932)	(8,015,607)
Total Stockholders’ Deficit	(7,233,478)	(8,015,153)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$158,967,669	$159,509,885

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating and formation costs	$396,220	$8,775
Loss from operations	(396,220)	(8,775)

Other income (expense):
Interest earned on marketable securities held in Trust Account	71,467	—
Unrealized gain on marketable securities held in Trust Account	(164,176)	—
Change in fair value of warrant liabilities	1,270,604	—
Total other income	1,177,895	—

Net income (loss)	$781,675	$(8,775)

Weighted average shares outstanding of Class A common stock	16,357,087	—
Basic and diluted net income per share, Class A	$0.04	$—
Weighted average shares outstanding of Class B common stock	3,940,462	3,750,000
Basic and diluted net income per share, Class B	$0.04	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS PERIOD ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	595,237	$60	3,940,462	$394	$—	$(8,015,606)	$(8,015,152)

Net income	—	—	—	—	—	781,675	781,675
Balance – March 31, 2022	595,237	$60	3,940,462	$394	$—	$(7,233,932)	$(7,233,478)

THREE MONTHS PERIOD ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance —January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,000)	$24,000

Net loss	—	—	—	—	—	(8,775)	(8,775)
Balance – March 31, 2021	—	$—	4,312,500	$431	$24,569	$(9,775)	$15,225

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$781,675	$(8,775)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,270,604)	—
Interest earned on marketable securities held in Trust Account	(71,467)	—
Unrealized gain on marketable securities held in Trust Account	164,176	—
Changes in operating assets and liabilities:
Prepaid expenses	41,697	—
Accrued expenses	(53,287)	8,656
Net cash used in operating activities	(407,810)	(119)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to initial stockholders	—	—
Proceeds from sale of Units, net of underwriting discount paid	—	—
Proceeds from sale of Private Placement Units	—	—
Advances from related party	—	—
Proceeds from promissory note – related party	—	—
Repayment of promissory note – related party	—	(199)
Payment of offering costs	—	(99)
Net cash used in financing activities	—	(298)

Net Change in Cash	(407,810)	(417)
Cash – Beginning of period	1,351,816	5,300
Cash – End of period	$944,006	$4,883

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from June 17, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (defined below).

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
MARCH 31, 2022

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
MARCH 31, 2022

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

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

Liquidity and Going Concern

As of March 31, 2022, the Company had $944,006 in its operating bank account and working capital of $742,724.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain such additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that the Company is unable to complete its initial Business Combination or makes certain amendments to the Certificate of Incorporation, the public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to the Company, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by Public Stockholders.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $9,292,595, of which $8,938,077 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $354,518 were expensed to the statements of operations.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Warrants (as defined in Note 4) (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 and FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. On August 17, 2021 and subsequently on September 30, 2021, the Public Warrants were valued using a Monte Carlo Simulation model. The Private Warrants were valued using a Black Scholes model at December 31, 2021. For periods subsequent to the detachment of the Public Warrants from the Units including March 31, 2022, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of March 31, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Warrants due to a make-whole provision in the contractual terms of the Warrant Agreement.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The tax provision for the three months ended March 31, 2022 and 2021 were deemed to be de minimis.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 15,761,850 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$157,618,500
Less:
Proceeds allocated to Public Warrants	(6,018,995)
Class A common stock issuance costs	(8,768,627)
Plus:
Accretion of carrying value to redemption value	14,787,622

Class A common stock subject to possible redemption	$157,618,500

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 8,178,543 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the net income (loss) of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$629,925	$151,750	$—	$(8,775)
Denominator:
Basic and diluted weighted average common shares outstanding	16,357,087	3,940,462	—	3,750,000
Basic and diluted net income per common share	$0.04	$0.04	$—	$(0.00)

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 7, 2020, the Initial Stockholders purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Sponsor agreed to transfer to certain of the underwriters and certain of their employees an aggregate of 240,001 shares of Class B common stock. All shares and per-share data has been retroactively restated. The Founder Shares included an aggregate of up to 562,500 Founder Shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On August 23, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on August 25, 2021, the underwriters purchased 761,850 additional Units at $10.00 per additional Unit upon the closing of the partial exercise of the over-allotment option. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

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

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

Of the aggregate 15,761,850 Units sold in the Initial Public Offering, 13,365,000 Units were purchased by certain qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management team (the “Anchor Investors”).

In connection with the closing of the Initial Public Offering, the Anchor Investors each acquired from the Sponsor an indirect economic interest in 100,000 Founder Shares (or an aggregate of 900,000 Founder Shares) at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investors after the completion of a Business Combination. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $4,464,000, or $4.96 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $4,464,000, of which $170,341 were expensed in the statements of operations and included in transactions costs attributable to warrant liabilities and the remaining $4,296,659 netted to additional paid in capital resulting in only a charge to accumulated deficit of $170,341.

Administrative Services Agreement

The Company entered into an agreement on August 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022, the Company incurred $45,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet. For the three months ended March 31, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was subsequently amended on December 31, 2021 and 2020 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there were $0 and $0 outstanding, respectively, under the Promissory Note. The outstanding balance under the Note was repaid at the closing of the Initial Public Offering on August 17, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 595,237 shares of Class A common stock issued and outstanding, excluding 15,761,850 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,940,462 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Shares underlying the Private Placement Units). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

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

NOTE 8. WARRANT LIABILITIES

At March 31, 2022 and December 31, 2021, there were 7,880,925 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) August 17, 2022. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
MARCH 31, 2022

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
MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, there were 297,618 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights. Additionally, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants: (i) will not be redeemable by the Company (except for certain limitations); (ii) may be exercised by the holders on a cashless basis; and (iii) with respect to Private Warrants held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A). If the Private Warrants are held by holders other than the initial purchasers or their respective permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	157,525,791	157,618,500

Liabilities:
Warrant liability- Public Warrants	1	2,600,705	3,824,613
Warrant liability- Private Warrants	2	98,214	144,910

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying condensed March 31, 2022 and December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

On August 17, 2021, the “Public Warrants” were valued using a Monte Carlo Simulation model, which is considered to be a Level 3 fair value measurement. On August 17, 2021 and on December 31, 2021, the Private Warrants were valued using a Black Scholes model, considered a level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. On December 31, subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units including March 31, 2022, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of March 31, 2022, Private Warrants transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$144,910	$—	$144,910
Change in valuation inputs or other assumptions	(46,696)	—	(46,696)
Transfer to level 2	(98,214)	—	(98,214)
Fair value as of March 31, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Warrants were transferred from a Level 3 measurement to a Level 2 during the three months ended March 31, 2022 was 98,214.

NOTE 10. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Jupiter Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Jupiter Founders LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on June 17, 2020, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash derived from the proceeds of our initial public offering (“Initial Public Offering”), including the partial exercise of the underwriters’ over-allotment option, and the private placements of the private placement units (“Private Placement Units”) that occurred simultaneously with our Initial Public Offering and the closing of the partial exercise of such over-allotment option (collectively, the “Private Placement”), the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 17, 2020 (inception) through March 31, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended March 31, 2022, we had a net income of $781,675, which consists of changes in fair value of warrant liability of $1,270,604, interest earned on marketable securities held in Trust Account of $71,467 and unrealized loss on marketable securities held in Trust Account of $164,176, offset by operating cost of $396,220.

For the three months ended March 31, 2021, we had a net loss of $8,775, which consists of formation costs.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and our independent directors and loans from the Sponsor.

On August 17, 2021, we consummated our Initial Public Offering of 15,000,000 units (“Units”), at $10.00 per Unit, generating total gross proceeds of $150,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the private placement of 580,000 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor and certain of the underwriters of our Initial Public Offering and certain of the underwriters’ employees, generating total gross proceeds of $5,800,000.

On August 23, 2021, the underwriters of our Initial Public Offering notified us of their exercise of the over-allotment option in part and concurrent forfeiture of the remaining portion of such option. As such, on August 25, 2021, the underwriters purchased 761,850 additional Units at $10.00 per additional Unit upon the closing of the partial exercise of the over-allotment option, generating total gross proceeds of $7,618,500. Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the private placement of 15,237 additional Private Placement Units at $10.00 per additional Private Placement Unit to the Sponsor and certain of the underwriters of our Initial Public Offering and certain of the underwriters’ employees, generating total gross proceeds of $152,370.

Of the aggregate 15,761,850 Units sold in our Initial Public Offering, 13,365,000 Units were purchased by certain qualified institutional buyers or institutional accredited investors that are not affiliated with us, the Sponsor, our directors or any member of our management team (the “Anchor Investors”). In connection with the closing of our Initial Public Offering, the Anchor Investors each acquired from the Sponsor an indirect economic interest in 100,000 Founder Shares (or an aggregate of 900,000 Founder Shares) at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investors after the completion of our initial Business Combination.

Following our Initial Public Offering, including the partial exercise of the over-allotment option, and the Private Placement, a total of $157,618,500 was placed in the Trust Account. We incurred $9,292,595 in Initial Public Offering related costs, including $3,152,370 of underwriting fees, $5,516,648 of deferred underwriting fees and $623,577 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $407,810. Net income of $781,675 was affected by interest earned on marketable securities held in the Trust Account of $71,467, unrealized loss on marketable securities held in Trust Account of $164,176 and change in fair value of the warrant liability of $1,270,604. Changes in operating assets and liabilities used $11,590 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $119. Net loss of $8,775 was affected by changes in operating assets and liabilities, which provided $8,656 of cash for operating activities.

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

As of March 31, 2022, we had cash of $944,006 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination, and to pay for directors and officers liability insurance premiums.

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

Nomura Securities International, Inc. (“Nomura”), an underwriter of our Initial Public Offering, has indicated its intent, if so requested by us, to use its commercially reasonable efforts to underwrite, arrange and/or syndicate up to $400 million of additional financing for us in the form of equity or debt (or a combination thereof) in connection with our initial Business Combination, subject to market conditions and on terms and conditions satisfactory in all respects to Nomura in its sole judgment and determination.

Going Concern

As of March 31, 2022, we had $944,006 in our operating bank account and working capital of $742,724.

Until the consummation of our initial Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating our initial Business Combination.

We may need to raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors, the Sponsor, or their affiliates, may, but are not obligated to ), loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the Private Placement, and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating net income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, as described in Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 15, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940, as amended. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2020, we issued an aggregate of 5,750,000 Founder Shares to the Sponsor and our independent directors for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Sponsor transferred to certain of the underwriters of our Initial Public Offering and certain of their employees an aggregate of 240,001 Founder Shares at the original purchase price. On August 25, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited to us at no cost, and 3,940,462 Founder Shares remain outstanding. The Founder Shares will automatically convert into shares of Class A common stock, par value $0.0001 per share, at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

On August 17, 2021, we consummated our Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of August 17, 2022 and 30 days after the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

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

Nomura, Brookline Capital Markets, a division of Arcadia Securities, LLC, and Ladenburg Thalmann & Co. Inc. served as joint book-running managers for our Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-248411) (the “Registration Statement”). The SEC declared the Registration Statement effective on August 12, 2021.

Simultaneously with the consummation of our Initial Public Offering, the Sponsor and certain of the underwriters of our Initial Public Offering and certain of the underwriters’ employees purchased an aggregate of 580,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $5,800,000. Simultaneously with the closing of the partial exercise of the over-allotment option, we consummated the sale of an aggregate of 15,237 additional Private Placement Units at $10.00 per additional Private Placement Unit to such purchasers, generating total gross proceeds of $152,370. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

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

We incurred $9,292,595 of transaction costs, consisting of $3,152,370 in underwriting fees, $5,516,648 in deferred underwriting fees and $623,577 of other costs and expenses related to our Initial Public Offering.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Bylaws

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on February 19, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 25, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUPITER ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ James N. Hauslein
	Name:	James N. Hauslein
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)