Form 10-Q
period 2022-06-30
Jupiter Acquisition Corp
filed 2022-08-10
CIK 1817868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, there were 16,357,087 shares of Class A common stock, par value $0.0001 per share, and 3,940,462 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

JUPITER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUPITER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$721,168	$1,351,816
Prepaid expenses	348,473	328,331
Total Current Assets	1,069,641	1,680,147

Non-current prepaid insurance	52,810	211,238
Marketable securities held in Trust Account	157,750,525	157,618,500
TOTAL ASSETS	$158,872,976	$159,509,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$488,200	$420,367
Total Current Liabilities	488,200	420,367

Warrant liabilities	1,308,567	3,969,523
Deferred underwriting fee payable	5,516,648	5,516,648
TOTAL LIABILITIES	7,313,415	9,906,538

Commitments

Class A common stock subject to possible redemption; 15,761,850 shares at redemption value at June 30, 2022 and December 31, 2021	157,618,500	157,618,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 595,237 shares issued and outstanding (excluding 15,761,850 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	60	60
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,940,462 shares issued and outstanding at June 30, 2022 and December 31, 2021	394	394
Additional paid-in capital	—	—
Accumulated deficit	(6,059,393)	(8,015,607)
TOTAL STOCKHOLDERS’ DEFICIT	(6,058,939)	(8,015,153)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$158,872,976	$159,509,885

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operational costs	$440,547	$(20)	$836,767	$8,755
Income (loss) from operations	(440,547)	20	(836,767)	(8,755)

Other income (expense):
Interest earned on marketable securities held in Trust Account	74,545	—	146,012	—
Change in fair value of warrants	1,390,352	—	2,660,956	—
Unrealized gain (loss) on marketable securities held in Trust Account	150,189	—	(13,987)	—
Total other income	1,615,086	—	2,792,981	—

Net income (loss)	$1,174,539	$20	$1,956,214	$(8,755)

Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	16,357,087	—	16,357,087	—
Basic and diluted net income per share, Redeemable Class A common stock	$0.06	$—	$0.10	$—

Basic and diluted weighted average shares outstanding, Non-redeemable Class B common stock	3,940,462	3,750,000	3,940,462	3,750,000
Basic and diluted net income (loss) per share, Non-redeemable Class B common stock	$0.06	$0.00	$0.10	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	595,237	$60	3,940,462	$394	$—	$(8,015,607)	$(8,015,153)

Net income	—	—	—	—	—	781,675	781,675

Balance — March 31, 2022	595,237	$60	3,940,462	$394	$—	$(7,233,932)	$(7,233,478)

Net income	—	—	—	—	—	1,174,539	1,174,539

Balance — June 30, 2022	595,237	$60	3,940,462	$394	$—	$(6,059,393)	$(6,058,939)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,000)	$24,000

Net loss	—	—	—	—	—	(8,775)	(8,775)

Balance — March 31, 2021	—	$—	4,312,500	$431	$24,569	$(9,775)	$15,225

Net income						20	20

Balance — June 30, 2021	—	$—	4,312,500	$431	$24,569	$(9,755)	$15,245

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,956,214	$(8,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,660,956)	—
Interest earned on marketable securities held in Trust Account	(146,012)	—
Unrealized loss on marketable securities held in Trust Account	13,987	—
Changes in operating assets and liabilities:
Prepaid expenses	(20,142)	—
Noncurrent prepaid insurance	158,428	—
Accrued expenses	67,833	8,656
Net cash used in operating activities	(630,648)	(99)

Cash Flows from Financing Activities:
Repayment of promissory note – related party	—	(199)
Payment of offering costs	—	(99)
Net cash used in financing activities	—	(298)

Net Change in Cash	(630,648)	(397)
Cash – Beginning of period	1,351,816	5,300
Cash – End of period	$721,168	$4,903

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$27,295

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 17, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (defined below).

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
JUNE 30, 2022

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
JUNE 30, 2022

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

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(UNAUDITED)

Liquidity and Going Concern

As of June 30, 2022, the Company had $721,168 in its operating bank account and working capital of $713,466.

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
JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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
JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company has cash of $721,168 and $1,351,816, respectively. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Warrants (as defined in Note 4) (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 and FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. On August 17, 2021 and subsequently on September 30, 2021, the Public Warrants were valued using a Monte Carlo Simulation model. The Private Warrants were valued using a Black Scholes model at December 31, 2021. For periods subsequent to the detachment of the Public Warrants from the Units including June 30, 2022, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of June 30, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Warrants due to a make-whole provision in the contractual terms of the Warrant Agreement.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 15,761,850 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$157,618,500
Less:
Proceeds allocated to Public Warrants	(6,018,995)
Class A common stock issuance costs	(8,768,627)
Plus:
Accretion of carrying value to redemption value	14,787,622

Class A common stock subject to possible redemption	$157,618,500

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 8,178,543 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the net income (loss) of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock	0	0	0	0	0	0	0	0
Numerator:
Allocation of net income (loss), as adjusted	$946,520	$228,019	$—	$20	$1,576,445	$379,769	$—	$(8,755)
Denominator:
Basic and diluted weighted average common stock outstanding	16,357,087	3,940,462	—	3,750,000	16,357,087	3,940,462	—	3,750,000
Basic and diluted net income (loss) per common stock	$0.06	$0.06	$—	$0.00	$0.10	$0.10	$—	$(0.00)

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

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
JUNE 30, 2022

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
JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement on August 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was subsequently amended on December 31, 2021 and 2020 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. The outstanding balance under the Note was repaid at the closing of the Initial Public Offering on August 17, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(UNAUDITED)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 595,237 shares of Class A common stock issued and outstanding, excluding 15,761,850 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,940,462 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Shares underlying the Private Placement Units). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

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

NOTE 8. WARRANT LIABILITIES

At June 30, 2022 and December 31, 2021, there were 7,880,925 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) August 17, 2022. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2022

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
JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, there were 297,618 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights. Additionally, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants: (i) will not be redeemable by the Company (except for certain limitations); (ii) may be exercised by the holders on a cashless basis; and (iii) with respect to Private Warrants held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A). If the Private Warrants are held by holders other than the initial purchasers or their respective permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	157,750,525	157,618,500

Liabilities:
Warrant liability- Public Warrants	1	1,260,948	3,824,613
Warrant liability- Private Warrants	2	47,619	144,910

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying condensed June 30, 2022 and December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

On August 17, 2021, the “Public Warrants” were valued using a Monte Carlo Simulation model, which is considered to be a Level 3 fair value measurement. On August 17, 2021 and on December 31, 2021, the Private Warrants were valued using a Black Scholes model, considered a level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. On December 31, subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units including June 30, 2022, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of June 30, 2022, Private Warrants transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$144,910	$—	$144,910
Change in valuation inputs or other assumptions	(46,696)	—	(46,696)
Transfer to level 2	(98,214)	—	(98,214)
Fair value as of June 30, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Warrants that were transferred from a Level 3 measurement to a Level 2 during the three and six months ended June 30, 2022 was $98,214.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 17, 2020 (inception) through June 30, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended June 30, 2022, we had a net income of $1,174,539, which consists of changes in fair value of warrant liability of $1,390,352, interest earned on marketable securities held in Trust Account of $74,545 and unrealized gain on marketable securities held in Trust Account of $150,189, offset by operating cost of $440,547.

For the six months ended June 30, 2022, we had a net income of $1,956,214, which consists of changes in fair value of warrant liability of $2,660,956, interest earned on marketable securities held in Trust Account of $146,012, offset by unrealized loss on marketable securities held in Trust Account of $13,987 and operating cost of $836,767.

For the three months ended June 30, 2021, we had net income of $20, and no other transactions throughout the period.

For the six months ended June 30, 2021, we had a net loss of $8,755, which consists of formation and operational costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $630,648. Net income of $1,956,214 was affected by interest earned on marketable securities held in the Trust Account of $146,012, unrealized loss on marketable securities held in Trust Account of $13,987 and change in fair value of the warrant liability of $2,660,956. Changes in operating assets and liabilities used $206,119 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $99. Net loss of $8,755 was affected by changes in operating assets and liabilities, which provided $8,656 of cash for operating activities.

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

As of June 30, 2022, we had cash of $721,168 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination, and to pay for directors and officers liability insurance premiums.

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

Going Concern

As of June 30, 2022, we had $721,168 in our operating bank account and working capital of $713,466.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments, as described in Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 15, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

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

JUPITER ACQUISITION CORPORATION

Date: August 10, 2022	By:	/s/ James N. Hauslein
	Name:	James N. Hauslein
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)