Form 10-Q
period 2022-09-30
Jupiter Acquisition Corp
filed 2022-11-07
CIK 1817868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 16,357,087 shares of Class A common stock, par value $0.0001 per share, and 3,940,462 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

JUPITER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUPITER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$650,714	$1,351,816
Prepaid expenses	314,694	328,331
Total Current Assets	965,408	1,680,147

Non-current prepaid insurance	—	211,238
Marketable securities held in Trust Account	158,308,327	157,618,500
TOTAL ASSETS	$159,273,735	$159,509,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$585,862	$420,367
Income taxes payable	129,314	—
Total Current Liabilities	715,176	420,367

Warrant liabilities	899,640	3,969,523
Deferred underwriting fee payable	5,516,648	5,516,648
TOTAL LIABILITIES	7,131,464	9,906,538

Commitments

Class A common stock subject to possible redemption; 15,761,850 shares at redemption value at September 30, 2022 and December 31, 2021	157,970,963	157,618,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 595,237 shares issued and outstanding (excluding 15,761,850 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	60	60
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,940,462 shares issued and outstanding at September 30, 2022 and December 31, 2021	394	394
Additional paid-in capital	—	—
Accumulated deficit	(5,829,146)	(8,015,607)
TOTAL STOCKHOLDERS’ DEFICIT	(5,828,692)	(8,015,153)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$159,273,735	$159,509,885

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Formation and operational costs	$396,705	$259,610	$1,233,472	$268,365
Loss from operations	(396,705)	(259,610)	(1,233,472)	(268,365)

Other income:
Interest earned on marketable securities held in Trust Account	672,213	8,225	818,225	8,225
Change in fair value of warrants	408,927	834,508	3,069,883	834,508
Unrealized gain on marketable securities held in Trust Account	27,589	3,331	13,602	3,331
Transaction costs associated with the Initial Public Offering	—	(524,859)		(524,859)
Total other income, net	1,108,729	321,205	3,901,710	321,205
Income before provision for income taxes	712,024	61,595	2,668,238	52,840
Provision for income taxes	(129,314)	—	(129,314)	—
Net income	$582,710	$61,595	$2,538,924	$52,840

Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	16,357,087	7,756,707	16,357,087	2,613,982
Basic and diluted net income per share, Redeemable Class A common stock	$0.03	$0.01	$0.13	$0.01

Basic and diluted weighted average shares outstanding, Non-redeemable Class B common stock	3,940,462	3,841,091	3,940,462	3,780,697
Basic and diluted net income per share, Non-redeemable Class B common stock	$0.03	$0.01	$0.13	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	595,237	$60	3,940,462	$394	$—	$(8,015,607)	$(8,015,153)

Net income	—	—	—	—	—	781,675	781,675

Balance — March 31, 2022	595,237	$60	3,940,462	$394	$—	$(7,233,932)	$(7,233,478)

Net income	—	—	—	—	—	1,174,539	1,174,539

Balance — June 30, 2022	595,237	$60	3,940,462	$394	$—	$(6,059,393)	$(6,058,939)

Accretion to shares subject to redemption	—	—	—	—	—	(352,463)	(352,463)

Net income	—	—	—	—	—	582,710	582,710

Balance — September 30, 2022	595,237	$60	3,940,462	$394	$—	$(5,829,146)	$(5,828,692)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,000)	$24,000

Net loss	—	—	—	—	—	(8,775)	(8,775)

Balance — March 31, 2021	—	$—	4,312,500	$431	$24,569	$(9,775)	$15,225

Net income						20	20

Balance — June 30, 2021	—	$—	4,312,500	$431	$24,569	$(9,755)	$15,245

Sale of Private Placement Units	595,237	60	—	—	5,730,570	—	—

Forfeiture of Founder Shares	—	—	(372,038)	(37)	37	—	—

Accretion to shares subject to redemption	—	—	—	—	(5,775,176)	(9,032,446)	(14,787,622)

Net income	—	—	—	—	—	61,595	61,595

Balance – September 30, 2021	595,237	$60	3,940,462	$394	$—	$(8,980,606)	$(8,980,152)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,538,924	$52,840
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,069,883)	(834,508)
Interest earned on marketable securities held in Trust Account	(818,225)	(8,225)
Unrealized gain on marketable securities held in Trust Account	(13,602)	(3,331)
Offering costs charged directly to operations	—	19,659
Transaction costs associated with the Initial Public Offering	—	524,859
Changes in operating assets and liabilities:
Prepaid expenses	224,875	(646,104)
Accrued expenses	165,495	154,394
Income taxes payable	129,314	—
Net cash used in operating activities	(843,102)	(740,416)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(157,618,500)
Cash withdrawn from Trust Account to pay franchise and income taxes	142,000	—
Net cash provided by (used in) investing activities	142,000	(157,618,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	—	154,466,130
Proceeds from sale of Private Placement Units	—	5,952,370
Advances from related party	—	199
Proceeds from promissory note – related party	—	(133,001)
Payment of offering costs	—	(490,734)
Net cash provided by financing activities	—	159,794,964

Net Change in Cash	(701,102)	1,436,048
Cash – Beginning of period	1,351,816	5,300
Cash – End of period	$650,714	$1,441,348

Non-Cash investing and financing activities:
Accretion of Class A common stock to redemption value	$(352,463)	$—
Excess payment of filing fees charged directly to operations	$—	$19,659
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Initial value of warrant liability	$—	$6,241,626
Initial classification of Class A common stock subject to possible redemption	$—	$157,618,500
Deferred underwriting fee payable	$—	$5,516,648
Forfeiture of founder shares	$—	$(37)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from June 17, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (defined below).

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
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $650,714 in its operating bank account and working capital of $587,596. As of September 30, 2022, approximately $690,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of September 30, 2022, the Company withdrew an amount of $142,000 in the interest income from the Trust Account to pay tax obligations.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(UNAUDITED)

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 17, 2023, then the Company will cease all operations except for the purpose of liquidating.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements are issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Consideration of Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(UNAUDITED)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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
SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company has cash of $650,714 and $1,351,816, respectively. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. As of September 30, 2022, the Company withdrew an amount of $142,000 in the interest income from the Trust Account to pay tax obligations.

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Warrants (as defined in Note 4) (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in FASB Accounting Standards Codification (“ASC”) Topic 480 and FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. On August 17, 2021 and subsequently on September 30, 2021, the Public Warrants were valued using a Monte Carlo Simulation model. The Private Warrants were valued using a Black Scholes model at December 31, 2021. For periods subsequent to the detachment of the Public Warrants from the Units including September 30, 2022, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of September 30, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Warrants due to a make-whole provision in the contractual terms of the Warrant Agreement.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (18.16%) and 0.0% for the three months ended September 30, 2022 and 2021, respectively. Our effective tax rate was (4.85%) and 0.0% for the nine months ended September 30, 2022 and 2021, due to changes in valuation allowance on the deferred tax assets.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 15,761,850 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$157,618,500
Less:
Proceeds allocated to Public Warrants	(6,018,995)
Class A common stock issuance costs	(8,768,627)
Plus:
Accretion of carrying value to redemption value	14,787,622

Class A common stock subject to possible redemption 12/31/21	$157,618,500
Plus:
Accretion of carrying value to redemption value	352,463

Class A common stock subject to possible redemption 09/30/22	$157,970,963

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 8,178,543 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the net income (loss) of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock	—	—	—	—	—	—	—	—
Numerator:
Allocation of net income, as adjusted	$469,586	$113,124	$41,195	$20,400	$2,046,030	$492,894	$21,600	$31,240
Denominator:
Basic and diluted weighted average common stock outstanding	16,357,087	3,940,462	7,756,707	3,841,091	16,357,087	3,940,462	2,613,982	3,780,697
Basic and diluted net income per common stock	$0.03	$0.03	$0.01	$0.01	$0.13	$0.13	$0.01	$0.01

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement on August 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred and paid $45,000 and $135,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was subsequently amended on December 31, 2021 and 2020 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. The outstanding balance under the Note was repaid at the closing of the Initial Public Offering on August 17, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Legal Services Agreement

Services rendered by our legal counsel are accrued on an ongoing basis but deferred for settlement until the closing of an initial business combination. The accrued fees were $286,015 and $0 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(UNAUDITED)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 595,237 shares of Class A common stock issued and outstanding, excluding 15,761,850 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,940,462 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Shares underlying the Private Placement Units). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

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

NOTE 8. WARRANT LIABILITIES

At September 30, 2022 and December 31, 2021, there were 7,880,925 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, there were 297,618 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights. Additionally, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants: (i) will not be redeemable by the Company (except for certain limitations); (ii) may be exercised by the holders on a cashless basis; and (iii) with respect to Private Warrants held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A). If the Private Warrants are held by holders other than the initial purchasers or their respective permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$158,308,327	$157,618,500

Liabilities:
Warrant liability- Public Warrants	1	$866,902	$3,824,613
Warrant liability- Private Warrants	2	$32,738	$144,910

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying condensed September 30, 2022 and December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

On August 17, 2021, the “Public Warrants” were valued using a Monte Carlo Simulation model, which is considered to be a Level 3 fair value measurement. On August 17, 2021 and on December 31, 2021, the Private Warrants were valued using a Black Scholes model, considered a level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. On December 31, subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units including September 30, 2022, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of September 30, 2022, Private Warrants transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$144,910	$—	$144,910
Change in valuation inputs or other assumptions	(46,696)	—	(46,696)
Transfer to level 2	(98,214)	—	(98,214)
Fair value as of September 30, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Warrants that were transferred from a Level 3 measurement to a Level 2 at March 31, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 17, 2020 (inception) through September 30, 2022 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended September 30, 2022, we had a net income of $582,710, which consists of changes in fair value of warrant liability of $408,927, interest earned on marketable securities held in the Trust Account of $672,213 and unrealized gain on marketable securities held in the Trust Account of $27,589, offset by operating cost of $396,705 and a provision for income taxes of $129,314.

For the nine months ended September 30, 2022, we had a net income of $2,538,924, which consists of changes in fair value of warrant liability of $3,069,883, interest earned on marketable securities held in the Trust Account of $818,225 and unrealized gain on marketable securities held in the Trust Account of $13,602, offset by operating cost of $ $1,233,472 and a provision for income taxes of $129,314.

For the three months ended September 30, 2021, we had net income of $61,595, which consists of changes in fair value of warrant liability of $834,508, interest earned on marketable securities held in the Trust Account of $8,225, and unrealized gain on marketable securities held in the Trust Account of $3,331, offset by operating cost of $259,610 and transaction cost of $524,859.

For the nine months ended September 30, 2021, we had a net income of $52,840, which consists of changes in fair value of warrant liability of $834,508, interest earned on marketable securities held in the Trust Account of $8,225, and unrealized gain on marketable securities held in the Trust Account of $3,331, offset by operating cost of $268,365 and transaction cost of $524,859.

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

For the nine months ended September 30, 2022, cash used in operating activities was $843,102. Net income of $2,538,924 was affected by interest earned on marketable securities held in the Trust Account of $818,225, unrealized gain on marketable securities held in the Trust Account of $13,602 and change in fair value of the warrant liability of $3,069,883. Changes in operating assets and liabilities used $519,684 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $740,416. Net income of $52,840 was affected by interest earned on marketable securities held in the Trust Account of $8,225, unrealized gain on marketable securities held in the Trust Account of $3,331, changes in fair value of warrant liability of $834,508, offering costs charged directly to operations of $19,659 and transaction costs incurred in connection with the Initial Public Offering of $524,859. Changes in operating assets and liabilities used $491,710 of cash for operating activities.

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

As of September 30, 2022, we had cash of $650,714 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination, and to pay for directors and officers liability insurance premiums.

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

Going Concern

As of September 30, 2022, we had $650,714 in our operating bank account and working capital of $587,596.

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

In connection with the our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete a Business Combination by August 17, 2023, then we will cease all operations except for the purpose of liquidating.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity conditions raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements are issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments, described in Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 15, 2021, and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The foregoing actions were completed as of September 30, 2022, and we believe we have remediated the material weakness in internal control over financial reporting described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will have the intended effects or be sufficient to avoid potential future material weaknesses.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if a potential initial Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. The Sponsor is a U.S. entity and the manager of the Sponsor is a U.S. person. However, if CFIUS has jurisdiction over our initial Business Combination, CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. If we do not enter into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not complete our initial Business Combination within 24 months of such date, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial Business Combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial Business Combination, certain amendments to our charter or otherwise, (ii) the structure of the initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of the initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial Business Combination and in our ability to complete our initial Business Combination.

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

On August 17, 2021, we consummated our Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $150,000,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

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

JUPITER ACQUISITION CORPORATION

Date: November 7, 2022	By:	/s/ James N. Hauslein
	Name:	James N. Hauslein
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)