Form 10-K
period 2022-12-31
Jupiter Acquisition Corp
filed 2023-03-10
CIK 1817868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $152,417,090 (based on the closing sales price of the Class A common stock on June 30, 2022 of $9.67, as reported on the Nasdaq Capital Market).

As of March 10, 2023, there were 16,357,087 shares of Class A common stock, par value $0.0001 per share, and 3,940,462 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “report”) or the context otherwise requires, references to:

●	“additional financing arrangement” are to the intent of Nomura, if requested by us, to use its commercially reasonable efforts to underwrite, arrange and/or syndicate up to $400,000,000 of additional financing for us in the form of equity or debt (or a combination thereof) in connection with our initial business combination, subject to market conditions and on terms and conditions satisfactory in all respects to Nomura in its sole judgment and determination, as described in this report and our final prospectus;

●	“anchor investors” are to the qualified institutional buyers or institutional accredited investors not affiliated with us, our sponsor, our directors or any member of our management team, that purchased an aggregate of 13,365,000 units in our initial public offering and acquired from our sponsor an indirect interest in an aggregate of 900,000 founder shares at the original purchase price that our sponsor paid for the founder shares;

●	“common stock” are to our Class A common stock, par value $0.0001 per share, and our Class B common stock, par value $0.0001 per share, collectively;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“final prospectus” are to the final prospectus for our initial public offering filed with the SEC on August 13, 2021;

●	“founders” are to James N. Hauslein, our Chairman, Chief Executive Officer and Chief Financial Officer, James N. Clarke, our Vice Chairman, Gaurav Burman, our President and one of our directors, Jonathan Leong, our Executive Vice President of Strategy and Mergers & Acquisitions, James Harrison, one of our special advisors, and Paul Smucker Wagstaff, one of our special advisors;

●	“founder shares” are to shares of our Class B common stock issued prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof (for the avoidance of doubt, such shares of Class A common stock will not be “public shares”);

●	“initial stockholders” are to the holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“Nomura” are to Nomura Securities International, Inc., an underwriter of our initial public offering;

●	“private placement units” are to the units that were sold in private placements simultaneously with the closing of our initial public offering and the partial exercise of the underwriters’ over-allotment option, collectively;

●	“private shares” are to the shares of our Class A common stock sold as part of the private placement units;

●	“private warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to the shares of our Class A common stock sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent they purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to (i) our redeemable warrants sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market) and (ii) the private warrants and warrants underlying any units that may be issued upon conversion of working capital loans if such warrants are held by third parties other than the initial purchasers or their permitted transferees;

●	“sponsor” are to Jupiter Founders LLC, a Delaware limited liability company and an affiliate of James N. Hauslein, our Chairman, Chief Executive Officer and Chief Financial Officer; and

●	“we,” “us,” “our” or “our company” are to Jupiter Acquisition Corporation.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain of the statements contained in this report may constitute “forward-looking statements” for purposes of federal securities laws, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a blank check company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to maintain the listing of our securities on The Nasdaq Stock Market LLC (“Nasdaq”) or another national securities exchange prior to or following our initial business combination;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, recent increases in inflation and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account being subject to claims of third parties;

●	our financial performance, including following our initial business combination; and

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this report.

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

iii

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

On July 7, 2020, we issued an aggregate of 5,750,000 founder shares to our sponsor and our independent directors for an aggregate price of $25,000, or approximately $0.004 per share. On July 23, 2021, our sponsor forfeited 1,437,500 founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding. Our sponsor transferred to certain of the underwriters of our initial public offering and certain of their employees an aggregate of 240,001 founder shares at the original purchase price. On August 25, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 founder shares were forfeited to us at no cost, and 3,940,462 founder shares remain outstanding.

On August 12, 2021, the registration statement on Form S-1 (File No. 333-248411) relating to our initial public offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On August 17, 2021, we consummated our initial public offering of 15,000,000 units at $10.00 per unit, generating total gross proceeds of $150,000,000. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the consummation of our initial business combination and will expire five years after the consummation of our initial business combination, or earlier upon redemption or liquidation.

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

We incurred $9,292,595 in initial public offering related costs, including $3,152,370 of underwriting fees, $5,516,648 of deferred underwriting fees and $623,577 of other offering costs. As of December 31, 2022, we had $324,188 in our operating bank accounts, $159,610,253 in cash and marketable securities held in the trust account (including $5,516,648 of deferred underwriting fees) and working capital of $106,448, which excludes $2,073,341 of interest earned on the trust account that is available to pay franchise and income taxes payable.

Our units began trading on August 13, 2021 on the Nasdaq Capital Market under the symbol “JAQCU.” Commencing on October 1, 2021, the Class A common stock and warrants comprising the units began separate trading on Nasdaq under the symbols “JAQC” and “JAQCW,” respectively. Those units not separated continue to trade on Nasdaq under the symbol “JAQCU.”

On January 9, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5620(a) (the “Annual Stockholders Meeting Rule”) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Notice stated that we had 45 calendar days, or until February 23, 2023, to submit a plan to regain compliance with the Annual Stockholders Meeting Rule. On February 17, 2023, we submitted to Nasdaq a plan to regain compliance with the Annual Stockholders Meeting Rule within the required timeframe. On March 7, 2023, Nasdaq accepted our plan and granted us an extension until June 29, 2023 to regain compliance with the Annual Stockholders Meeting Rule. We expect to hold an annual meeting of stockholders by such date and to regain compliance with the Annual Stockholders Meeting Rule, but there can be no assurance that we will be able to do so.

We believe that the extensive operational, financial, M&A and capital markets experience of our management team led by James N. Hauslein, James N. Clarke, Gaurav Burman and Jonathan Leong, and accompanied by our special advisors, including Paul Smucker Wagstaff of Embassy Park Investment Company LLC (“Embassy Park”) and James Harrison and the broader resources of Clarke Capital Partners LLC (“Clarke Capital”), coupled with a collective global network to source deals, positions us extremely well to identify attractive business combination opportunities and to bring value to the business post-combination. We expect to favor potential target companies with specific industry and business characteristics where we can offer advice on strategic direction, M&A strategy, access to debt and equity capital markets, improvements in governance, and possible enhancements to operations. Key target industry characteristics include compelling long-term growth prospects, an attractive competitive landscape, unique products or services, consolidation opportunities, and favorable fundamental market shifts. Key business characteristics may include high growth or steady, long-term revenue growth, high barriers to entry, attractive steady-state margins and potential for incremental margin expansion and attractive and increasing free cash flow. In selective situations, we might consider business combinations where improvements in operations can add value to our stockholders.

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

Financial Position

With funds available in the trust account for an initial business combination of $154,093,605 as of December 31, 2022, assuming no redemptions, before fees and expenses associated with our initial business combination or any further tax obligations, and after payment of $5,516,648 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance third party financing will be available to us.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively having a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein and in our final prospectus. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the completion of our initial business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until August 17, 2023 (or such later date as may be approved by our stockholders).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until August 17, 2023 to complete our initial business combination. If we do not complete our initial business combination, or effect an extension, within the required time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the required time period.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to funds held outside the trust account ($324,188 as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following August 17, 2023 (or such later date as may be approved by our stockholders) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 17, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our business combination by August 17, 2023 (or such later date as may be approved by our stockholders), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the company with the SEC are available free of charge on the SEC’s website at www.sec.gov. The content of this website is not incorporated into this report. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

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

We were required to evaluate and report on our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Risks Relating to Searching for and Consummating a Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $324,188 in our operating bank accounts, $159,610,253 in cash and marketable securities held in the trust account (including $5,516,648 of deferred underwriting fees) and working capital of $106,448, which excludes $2,073,341 of interest earned on the trust account that is available to pay franchise and income taxes payable. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Our management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to consummate an initial business combination will be successful. We have determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur and an extension not be approved by our stockholders, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with our initial business combination or in the event we do not consummate our initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders), we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our amended and restated certificate of incorporation or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our amended and restated certificate of incorporation or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19, recent increases in inflation and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The COVID-19 pandemic, recent increases in inflation and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination, including as a result of measures imposed to limit recent increases in inflation in the United States and elsewhere. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

If the net proceeds of our initial public offering and the private placements of the private placement units not being held in the trust account are insufficient to allow us to operate until August 17, 2023 (or such later date as may be approved by our stockholders), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least until August 17, 2023 (or such later date as may be approved by our stockholders), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until August 17, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

As of December 31, 2022, we had $324,188 in our operating bank accounts, $159,610,253 in cash and marketable securities held in the trust account (including $5,516,648 of deferred underwriting fees) and working capital of $106,448, which excludes $2,073,341 of interest earned on the trust account that is available to pay franchise and income taxes payable. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	data privacy;

●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, such as the invasion of Ukraine by Russia;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

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

On July 7, 2020, we issued an aggregate of 5,750,000 founder shares to our sponsor and our independent directors for an aggregate price of $25,000, or approximately $0.004 per share. On July 23, 2021, our sponsor forfeited 1,437,500 founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding. Our sponsor transferred to certain of the underwriters of our initial public offering and certain of their employees an aggregate of 240,001 founder shares at the original purchase price. On August 25, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 founder shares were forfeited to us at no cost, and 3,940,462 founder shares remain outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares after our initial public offering (not including the shares of Class A common stock underlying the private placement units). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and certain of the underwriters of our initial public offering and certain of the underwriters’ employees purchased an aggregate of 595,237 private placement units for a purchase price of $5,952,370, or $10.00 per unit, that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may reimburse our sponsor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and completing an initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Our initial stockholders invested an aggregate of $5,977,370 in our company in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $5,952,370 purchase price for the private placement units. The amount held in the trust account was $159,610,253 as of December 31, 2022, implying a value of approximately $10.13 per public share. The value of the public shares may be significantly diluted as a result of the automatic conversion of the founder shares into shares of Class A common stock upon our completion of an initial business combination.

The following table shows the public stockholders’ and our initial stockholders’ investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table (i) assumes that (a) our valuation is $159,610,253 (which is the amount held in the trust account as of December 31, 2022), (b) no additional interest is earned on the funds held in the trust account, (c) no public shares are redeemed in connection with our initial business combination and (d) all founder shares are held by our initial stockholders upon completion of our initial business combination, and (ii) does not take into account other potential impacts on our valuation at the time of our initial business combination such as (a) the value of the public warrants and private warrants, (b) the trading price of our shares of Class A common stock, (c) business combination transaction costs (including payment of $5,516,648 of deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors or (f) the target’s business itself, including its assets, liabilities, management and prospects.

Public shares	15,761,850 shares
Founder shares	3,940,462 shares
Private shares	595,237 shares
Total shares	20,297,549 shares
Total funds in trust(1)	$159,610,253
Public stockholders’ investment per public share(2)	$10.00
Initial stockholders’ investment per founder share(3)(4)	$0.006
Implied value per share of Class A common stock upon completion of the initial business combination	$7.86

(1)	Amount held in the trust account as of December 31, 2022.
(2)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
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

Note that redemptions of public shares in connection with our initial business combination would further reduce the implied value of our Class A common stock. For instance, in the example above, if 50% of the public shares were redeemed in connection with our initial business combination, the implied value per share would be approximately $6.51.

While the implied value of our public shares may be diluted, the implied value of $7.86 per share in the example above would represent a significant implied profit for our initial stockholders relative to the initial purchase price of the founder shares. At $7.86 per share, the 3,940,462 founder shares would have an aggregate implied value of approximately $30,972,031. As a result, even if the trading price of our Class A common stock significantly declines (whether because of a substantial amount of redemptions of our public shares or for any other reason), our initial stockholders will stand to make significant profit on their investment in us. In addition, our initial stockholders could potentially recoup their entire investment in us even if the trading price of our Class A common stock were as low as $1.52 per share and even if the private warrants are worthless. As a result, our initial stockholders are likely to make a substantial profit on their investment in us even if we select and consummate an initial business combination that causes the trading price of our Class A common stock to decline, while our public stockholders who purchased their units in our initial public offering could lose significant value in their public shares. Our initial stockholders may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our initial stockholders had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

Our anchor investors purchased an aggregate of 13,365,000 units in our initial public offering, or approximately 84.8% of the aggregate 15,761,850 units sold. There can be no assurance as to the amount of units the anchor investors will retain, if any, prior to or upon the consummation of our initial business combination. So long as the anchor investors continue to hold a substantial portion of the units sold in our initial public offering, the available public float for our securities may be limited. Any such limitation in our available public float may consequently reduce the trading volume and liquidity, and increase the volatility, of our securities relative to what they would have been had such units been purchased by other public investors. Further, the anchor investors are not required to hold any units, public shares or warrants, whether purchased in our initial public offering or thereafter, for any amount of time. Accordingly, the anchor investors may sell any, or up to all, of the units, public shares or public warrants they purchased in our initial public offering or thereafter at any time. The sale of material amounts of our units, public shares or warrants, or the perception that such sales may occur, could reduce the market prices of those securities and may encourage short sales. In addition, in order to continue to satisfy Nasdaq’s continued listing requirements, among other requirements, we must have a minimum of 300 public holders. To the extent our public float is limited due to the anchor investors’ holdings, we may be more likely than other companies to fall below the required public holder threshold in the future, which could ultimately result in Nasdaq delisting our securities from trading on its exchange.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs seeking stockholder approval of certain charter amendments or completing their initial business combinations. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by August 17, 2023. We may not be able to find a suitable target business and complete our initial business combination, or effect an extension, within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic persists both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, recent increases in inflation and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination, or effected an extension, within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 17, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, recent increases in inflation and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, or other over-the-counter market, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. On January 9, 2023, we received the Notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with the Annual Stockholders Meeting Rule due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Notice stated that we had 45 calendar days, or until February 23, 2023, to submit a plan to regain compliance with the Annual Stockholders Meeting Rule. On February 17, 2023, we submitted to Nasdaq a plan to regain compliance with the Annual Stockholders Meeting Rule within the required timeframe. On March 7, 2023, Nasdaq accepted our plan and granted us an extension until June 29, 2023 to regain compliance with the Annual Stockholders Meeting Rule. We expect to hold an annual meeting of stockholders by such date and to regain compliance with the Annual Stockholders Meeting Rule, but there can be no assurance that we will be able to do so.

We cannot assure you that we will be able to regain compliance with the Annual Stockholders Meeting Rule or that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination, including following any stockholder redemptions in connection with certain amendments to our amended and restated certificate of incorporation. If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum market value of listed securities (generally $35 million) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5 million and we would be required to have a minimum of 300 round lot holders of our Class A common stock. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

If we have not completed an initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders), our public stockholders may be forced to wait beyond August 17, 2023 (or such later date as may be approved by our stockholders) before redemption from the trust account.

If we have not completed an initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond August 17, 2023 (or such later date as may be approved by our stockholders) before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination or amend certain provisions of our amended and restated certificate of incorporation prior thereto and only then in cases where investors have properly sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following August 17, 2023 (or such later date as may be approved by our stockholders) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 17, 2023 (or such later date as may be approved by our stockholders) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 10, 2023, there were 75,464,370 and 6,059,538 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. As of March 10, 2023, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

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

We have previously identified a material weakness in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Consequently, we designed and implemented remediation measures to address the previously identified material weakness, which actions were completed as of September 30, 2022, and we believe we have remediated the material weakness as of such date.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or attacks. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of an initial business combination or our liquidation, we may be able to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act. Following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of our company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate our company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our company. As of the date of this report, we have not yet made any such determination to liquidate the securities held in the trust account.

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if a potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our sponsor is a U.S. entity and the manager of our sponsor is a U.S. person. However, if CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

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

We were required to evaluate and report on our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Holders of Record

On March 10, 2023, there were 16 holders of record of our units, one holder of record of our Class A common stock, 22 holders of record of our Class B common stock and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Recent Sales of Unregistered Securities

On July 7, 2020, we issued an aggregate of 5,750,000 founder shares to our sponsor and our independent directors for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On July 23, 2021, our sponsor forfeited 1,437,500 founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding. Our sponsor transferred to certain of the underwriters of our initial public offering and certain of their employees an aggregate of 240,001 founder shares at the original purchase price. On August 25, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 founder shares were forfeited to us at no cost, and 3,940,462 founder shares remain outstanding. No underwriting discounts or commissions were paid with respect to any such issuances. The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

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

Recent Developments

Nasdaq Notice

On January 9, 2023, we received the Notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with the Annual Stockholders Meeting Rule due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Notice stated that we had 45 calendar days, or until February 23, 2023, to submit a plan to regain compliance with the Annual Stockholders Meeting Rule. On February 17, 2023, we submitted to Nasdaq a plan to regain compliance with the Annual Stockholders Meeting Rule within the required timeframe. On March 7, 2023, Nasdaq accepted our plan and granted us an extension until June 29, 2023 to regain compliance with the Annual Stockholders Meeting Rule. We expect to hold an annual meeting of stockholders by such date and to regain compliance with the Annual Stockholders Meeting Rule, but there can be no assurance that we will be able to do so.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 17, 2020 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for our initial public offering, described below, and, subsequent to our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2022, we had a net income of $3,429,080, which consists of changes in fair value of warrant liability of $3,478,810, interest earned on marketable securities held in the trust account of $2,073,341 and unrealized gain on marketable securities held in the Trust Account of $60,412, offset by operating cost of $1,736,932 and a provision for income taxes of $446,551.

For the year ended December 31, 2021, we had a net income of $1,017,840 which consists of changes in fair value of warrant liabilities of $2,272,103 and interest earned on marketable securities held in the trust account of $32,313, offset by transaction cost associated with our initial public offering of $524,859, unrealized loss on marketable securities held in the trust account of $3,332, and operating cost of $758,385.

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

For the year ended December 31, 2022, cash used in operating activities was $1,169,628. Net income of $3,429,080 was affected by interest earned on marketable securities held in the trust account of $2,073,341, unrealized gain on marketable securities held in the trust account of $60,412 and change in fair value of the warrant liability of $3,478,810. Changes in operating assets and liabilities provided $1,013,855 of cash for operating activities.

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

As of December 31, 2022, we had cash and marketable securities of $159,610,253 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $324,188 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination, and to pay for directors and officers liability insurance premiums.

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

Going Concern

As of December 31, 2022, we had $324,188 in our operating bank account and working capital of $106,448 (after adding back $40,050 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying balance sheet, is allowed to be settled using earnings from the trust account, $325,312 of franchises taxes paid out of operating cash account not yet reimbursed from the trust account and $10,156 in prepaid income tax which is allowed to be settled using earnings from the trust account), which excludes $2,073,341 of interest earned on the trust account that is available to pay franchise and income taxes payable.

Until the consummation of our initial business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating our initial business combination.

We may need to raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors, our sponsor, or their affiliates, may, but are not obligated to), loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete our initial business combination, or effect an extension, by August 17, 2023, then we will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” we have until August 17, 2023 to consummate an initial business combination or seek an extension. It is uncertain that we will be able to consummate an initial business combination or seek an extension by this time. If our initial business combination is not consummated by this date and an extension has not been approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial business combination not occur and an extension not be approved by our stockholders, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 17, 2023. We intend to continue to search for and seek to complete our initial business combination before the mandatory liquidation date.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating net income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

 As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
James N. Hauslein	63	Chairman, Chief Executive Officer and Chief Financial Officer
James N. Clark	50	Vice Chairman
Gaurav Burman	51	President and Director
Jonathan Leong	46	Executive Vice President of Strategy and M&A
Robert A. Knox	71	Director
George L. Pita	61	Director
John D. White, Jr.	64	Director

James N. Hauslein has served as our Chairman, Chief Executive Officer and Chief Financial Officer since our inception. Mr. Hauslein has served as the President and Managing Director of Hauslein & Company, Inc., a private investment firm, since 1991. In February 2015, Mr. Hauslein led the recapitalization/acquisition of Big Time Products LLC (“Big Time”), a leading supplier of workplace hand protection and related products into consumer DYI/Pro retail stores, with Big Time’s co-founders and three institutional investors. Mr. Hauslein served as Big Time’s Executive Chairman from February 2015 to September 2018 and Chief Executive Officer from November 2017 to September 2018. Under Mr. Hauslein’s leadership, Big Time completed its first add-on acquisition in August 2015 and its second add-on acquisition in May 2016. In October 2018, Big Time was sold to the Hillman Group (a portfolio company of CCMP). In 1991, Mr. Hauslein led the buyout of Sunglass Hut International, Inc. (formerly NASDAQ: RAYS) (“Sunglass Hut”). Mr. Hauslein served as Chairman of Sunglass Hut from 1991 to 2001 and served as Chief Executive Officer from May 1997 to January 1998 and January 2001 to April 2001. During Mr. Hauslein’s involvement with Sunglass Hut, the company increased its revenue through organic growth and acquisitions from approximately $37 million in 1987 to approximately $680 million in fiscal 2000 prior to its sale to Luxottica Group SpA (Milan and formerly NYSE: LUX). While at Sunglass Hut, Mr. Hauslein presided over numerous add-on acquisitions in the United States and Australia as well as organic growth in North America, the Caribbean, and Europe and a joint venture in Singapore. At the time of Luxottica Group’s acquisition, Sunglass Hut operated approximately 2,000 company-owned Sunglass Hut, Watch Station, Watch World, and combination stores in the United States, Canada, the Caribbean, Europe, Asia, Australia and New Zealand. Mr. Hauslein was the primary sponsor and Chief Executive Officer of Atlas Acquisition Holdings Corp., a $200 million SPAC that completed its initial public offering in 2008. Mr. Hauslein has also served on the board of directors of Freedom Acquisition Holdings (formerly AMEX: FRH), a $528 million general purpose blank check company that initially completed a business combination with GLG Partners, Inc. (formerly NYSE: GLG) (“GLG Partners”) in a transaction valued at approximately $3.4 billion, GLG Partners, a $25 billion in asset alternative asset manager sold to the Mann Group in October 2010, Liberty Acquisition Holdings Corp. (formerly NYSE AMEX: LIA), a $1 billion SPAC that merged with Grupo Prisa in an $8 billion merger completed in November 2010, Elephant Capital LLC, a publicly traded private equity investment firm headquartered in Delhi, India, and Easterly Acquisition Corporation, a $200 million SPAC. From January 2021 to July 2022, Mr. Hauslein served as a director of Brookline Capital Acquisition Corp., a $57.5 million SPAC focused on the life sciences industry that competed its initial public offering in February 2021 and its business combination with Apexigen, Inc. in July 2022. Mr. Hauslein is currently a member of the board of directors of the Aircraft Owners & Pilots Association and the American Swiss Foundation, and was formerly a Trustee of the Pine School and a director of The Jamestown Foundation. Mr. Hauslein received a Master of Business Administration from Cornell University’s Johnson Graduate School of Management in 1984 and a Bachelor of Science in Chemical Engineering from Cornell University in 1981. He was previously a member of each of the Advisory Council of Cornell’s Entrepreneurship and Personal Enterprise program, The Johnson Graduate School of Management, the Athletics Advisory Council and the Engineering College Advisory Council.

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

Jonathan Leong has served as our Executive Vice President of Strategy and M&A since August 2021. He has 20 years of Investment Banking experience in the Consumer& Retail industries. Mr. Leong was a Managing Director and Co-Head of the Food Investment Banking Group at Nomura from 2017 to 2020. Prior to Nomura, Mr. Leong was a Managing Director in the Consumer Investment Banking Group at Jefferies LLC from 2014 to 2016, and prior to that was a Principal in the Consumer & Retail Investment Banking Group at Bank of America Merrill Lynch (and its predecessor firm, Banc of America Securities LLC) from 2001 to 2014 in New York and London. He received his Bachelor of Arts in French and Business Studies from the University of Sheffield in 2000.

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

George L. Pita has served as one of our directors since August 2021. From February 2013 until March 2023, Mr. Pita served as the Executive Vice President and Chief Financial Officer of MasTec, Inc. (NYSE: MTZ), an energy and telecommunications infrastructure construction company. During this tenure, MasTec annual revenue grew from approximately $4 billion in 2013 to approximately $9.8 billion in 2022. Mr. Pita previously served as Executive Vice President and Chief Financial Officer of Stuart Weitzman Holdings, LLC from 2007 to 2013, where he played a key management role during the $550 million sale of the company to Jones Group (formerly NYSE: JAG) in 2010. From April 2002 to June 2007, Mr. Pita served in various positions at Perry Ellis International (formerly NASDAQ: PERY), a leading apparel company, including as Executive Vice President and Chief Financial Officer from 2004 to 2007. From 1989 to 2002, Mr. Pita served in a variety of financial and operating positions, including Chief Financial Officer, at Sunglass Hut (formerly NASDAQ: RAYS), where he played a key role in the $650 million sale of the company to the Luxottica Group SpA (Milan and formerly NYSE: LUX) in 2001. Mr. Pita began his career in the audit division of Arthur Andersen, LLP, and was a certified public accountant for over 30 years. Since July 2021, Mr. Pita has served as a director and member of the audit and reserves committees of Ovintiv Inc. (NYSE: OVV), becoming audit committee chair in May 2022. He is also a member of the advisory board for the Miami Business School of Accounting and serves as a board member of various non-profit entities including Goodwill Industries of South Florida and Easter Seals of South Florida. From January 2008 through February 2010, Mr. Pita served as a special advisor to Atlas Acquisition Holdings Corp. (formerly AMEX: AXG), a $200 million SPAC that completed its initial public offering in 2008. Mr. Pita received a Bachelor of Business Administration from the University of Miami in 1983.

John D. White, Jr. has served as one of our directors since August 2021. Mr. White is currently Managing Member of Founders Equity, Inc. (“Founders”), and its affiliates, a private equity firm focusing on lower middle market investments. He has over 30 years of investment and operating experience. Since 1994, Mr. White has been a partner at Founders where he has led a number of investments through its investment funds and on a direct basis. At Founders, Mr. White has led the investment activities, has served and currently serves on the boards of a number of Founders’ portfolio companies, and has led all investment activities in healthcare and information tech-enabled services. Since September 2022, Mr. White has also joined MB Global Partners, a New York-based private equity firm focused on investing in special situations and opportunistic credit markets, as Managing Principal. Mr. White received his MBA from The Wharton School in 1987, Masters in Taxation from Bentley College in 1985 and Bachelor of Science in Accounting and Finance from Babson College in 1980.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2023, by:

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

We have based our calculation of the percentage of beneficial ownership on 20,297,549 shares of common stock outstanding on March 10, 2023, consisting of 16,357,087 shares of Class A common stock and 3,940,462 shares of Class B common stock.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class		Approximate Percentage of Outstanding Common Stock
Jupiter Founders LLC(3)	432,575	2.6%	3,678,841	93.4%		20.3%
James N. Hauslein(3)	432,575	2.6%	3,678,841	93.4%		20.3%
James N. Clarke	—	—	—	—		—
Gaurav Burman	—	—	—	—		—
Jonathan Leong	—	—	—	—		—
Robert A. Knox	—	—	21,016		*	*
George L. Pita	—	—	21,016		*	*
John D. White, Jr.	—	—	21,016		*	*
All directors and executive officers as a group (seven individuals)	432,575	2.6%	3,741,889	95.0%		20.6%
Radcliffe Capital Management, L.P.(4)	1,398,700	8.6%	—	—		6.9%
Atalaya Capital Management LP(5)	1,206,860	7.4%	—	—		5.9%
Polar Asset Management Partners Inc.(6)	1,185,000	7.2%	—	—		5.8%
D. E. Shaw Valence Portfolios, L.L.C.(7)	1,135,000	6.9%	—	—		5.6%
Wealthspring Capital LLC(8)	1,121,536	6.9%	—	—		5.5%
Fir Tree Capital Management LP(9)	1,016,276	6.2%	—	—		5.0%
Centiva Capital, LP(10)	984,704	6.0%	—	—		4.9%
CaaS Capital Management LP(11)	942,550	5.8%	—	—		4.6%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the persons and entities is 11450 SE Dixie Hwy, Suite 105, Hobe Sound, FL 33455.

(2)	Interests shown include founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Represents shares held by our sponsor directly and indirectly through its subsidiary, Jupiter Founders Subsidiary LLC (the “Sponsor Subsidiary”), as managing member of the Sponsor Subsidiary. Mr. Hauslein is the manager of our sponsor, and as such, has voting and investment discretion with respect the securities beneficially owned by our sponsor and may be deemed to beneficially own all of the reported shares. Mr. Hauslein disclaims beneficial ownership of any securities held by our sponsor or the Sponsor Subsidiary except to the extent of his pecuniary interest therein. Our sponsor also disclaims beneficial ownership of the securities held by the Sponsor Subsidiary except to the extent of its pecuniary interest therein.

(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, on behalf of Radcliffe Capital Management, L.P. (“RCM”), RGC Management Company, LLC (“RGC”), Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. (“RSMF”) and Radcliffe SPAC GP, LLC (“RSG”). RCM is the relevant entity for which RGC, Mr. Katznelson and Mr. Hinkel may be considered control persons. RSMF is the relevant entity for which RSG, Mr. Katznelson and Mr. Hinkel may be considered control persons. The business address of this stockholder is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(5)	According to a Schedule 13G/A filed with the SEC on December 14, 2021, on behalf of Atalaya Special Purpose Investment Fund II LP (“ASPIF II”); ACM ASOF VII (Cayman) Holdco LP (“ASOF”); ACM Alameda Special Purpose Investment Fund II LP (“Alameda”); ACM Alamosa (Cayman) Holdco LP (“Alamosa”); Atalaya Capital Management LP (“ACM”); Corbin ERISA Opportunity Fund, Ltd. (“CEOF”); Corbin Capital Partners GP, LLC (“Corbin GP”); Corbin Capital Partners Group, LLC; and Corbin Capital Partners, L.P. (“CCP”). The shares are directly held by ASPIF II, ASOF, Alameda, Alamosa and CEOF (the “Direct Holders”). As ASPIF II, ASOF, Alameda and Alamosa’s investment manager, ACM has the power to vote and direct the disposition of all shares held by ASPIF II, ASOF, Alameda and Alamosa. As CEOF’s investment manager, CCP has the power to vote and direct the disposition of all shares held by CEOF. CEOF, Corbin GP and CCP disclaim beneficial ownership over the shares held directly by ASPIF II, ASOF, Alameda and Alamosa. ASPIF II, ASOF, Alameda, Alamosa and ACM disclaim beneficial ownership over the shares held directly by CEOF. The business address of this stockholder is One Rockefeller Plaza, 32nd Floor, New York, NY 10020.

(6)

According to a Schedule 13G filed with the SEC on February 9, 2022, on behalf of Polar Asset Management Partners Inc. (“Polar”). Polar serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the reported shares directly held by PMSMF. The business address of this stockholder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, on behalf of D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw. The reported shares are held directly by D. E. Shaw Valence Portfolios, L.L.C. By virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw& Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C., and by virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C., Mr. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the reported shares and, therefore, Mr. Shaw may be deemed to be the beneficial owner of such shares. Mr. Shaw disclaims beneficial ownership of such shares. The business address of this stockholder is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(8)	According to a Schedule 13G filed with the SEC on February 1, 2023, on behalf of Wealthspring Capital LLC (“Wealthspring”), Matthew Simpson and David Gallers. Each of Messrs. Simpson and Gallers is a manager of Wealthspring. The Schedule 13G provides that such filing shall not be construed as an admission that any of such reporting persons is the beneficial owner of any of the reported shares other than those shares actually owned by such person (if any). The business address of this stockholder is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.

(9)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, on behalf of Fir Tree Capital Management LP. The business address of this stockholder is 500 5th Avenue, 9th Floor, New York, New York 10110.

(10)	According to a Schedule 13G/A filed with the SEC on February 6, 2023, on behalf of Centiva Capital, LP (“Centiva LP”), the investment manager of certain affiliated funds (the “Centiva Capital Funds”), and Centiva Capital GP, LLC, the general partner of Centiva LP and the Centiva Capital Funds, with respect to the reported shares held by the Centiva Capital Funds. The Schedule 13G provides that such filing should not be construed as an admission that any of such reporting persons is, for purposes of Section 13 of the Exchange Act, the beneficial owner of such reported shares. The business address of this stockholder is 55 Hudson Yards, Suite 22A, New York, NY 10001.

(11)	According to a Schedule 13G filed with the SEC on February 9, 2023, on behalf of CaaS Capital Management LP (“CaaS LP”), CaaS Capital Management GP LLC (“CaaS GP”) and Siufu Fu. CaaS GP, as the general partner of CaaS LP, and Siufu Fu, as the Managing Member of CaaS GP, may each be deemed to have beneficially owned the reported shares beneficially owned by CaaS LP. The business address of this stockholder is 800 Third Avenue, 26th Floor, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 7, 2020, we issued an aggregate of 5,750,000 founder shares to our sponsor and our independent directors for an aggregate price of $25,000, or approximately $0.004 per share. On July 23, 2021, our sponsor forfeited 1,437,500 founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding. Our sponsor transferred to certain of the underwriters of our initial public offering and certain of their employees an aggregate of 240,001 founder shares at the original purchase price. On August 25, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 founder shares were forfeited to us at no cost, and 3,940,462 founder shares remain outstanding. The founder shares will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $105,780 and $106,735, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting for the years ended December 31, 2022 and 2021.

Tax Fees. The aggregate fees billed by Marcum for professional services rendered for tax planning and tax advice for the years ended December 31, 2022 and 2021 totaled $10,000 and $9,270, respectively.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, our audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated August 12, 2021, between the Company and Nomura Securities International, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation
3.2(3)	Bylaws
4.1(3)	Specimen Unit Certificate
4.2(3)	Specimen Class A Common Stock Certificate
4.3(4)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement, dated August 12, 2021, between the Company and Continental Stock Transfer & Trust Company
4.5(5)	Description of Securities
10.1(3)	Founder Shares Subscription Agreement, dated July 7, 2020, between the Company and Jupiter Founders LLC
10.2(3)	Founder Shares Subscription Agreement, dated July 7, 2020, between the Company and Robert A. Knox
10.3(3)	Founder Shares Subscription Agreement, dated July 7, 2020, between the Company and George L. Pita
10.4(6)	Second Amended and Restated Promissory Note issued in favor of Jupiter Founders LLC, dated June 30, 2021
10.5(1)	Letter Agreement, dated August 12, 2021, among the Company, Jupiter Founders LLC, Nomura Securities International, Inc., Ladenburg Thalmann & Co. Inc., certain securityholders and each of the officers and directors of the Company
10.6(1)	Investment Management Trust Agreement, dated August 12, 2021, between the Company and Continental Stock Transfer & Trust Company
10.7(1)	Private Placement Unit Subscription Agreement, dated August 12, 2021, between the Company and Jupiter Founders LLC
10.8(1)	Private Placement Unit Subscription Agreement, dated August 12, 2021, among the Company, Nomura Securities International, Inc., Ladenburg Thalmann & Co. Inc. and certain subscribers
10.9(1)	Registration Rights Agreement, dated August 12, 2021, among the Company and certain securityholders
10.10(1)	Administrative Services Agreement, dated August 12, 2021, between the Company and Hauslein & Company, Inc.
10.11(3)	Form of Indemnity Agreement
14(4)	Code of Ethics
24*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(4)	Audit Committee Charter
99.2(4)	Compensation Committee Charter
99.3(4)	Nominating and Corporate Governance Committee Charter
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39505), filed with the SEC on August 18, 2021.

(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-248411), filed with the SEC on February 19, 2021.

(3)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-248411), filed with the SEC on August 25, 2020.

(4)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-248411), filed with the SEC on September 3, 2020.

(5)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 001-39505), filed with the SEC on April 1, 2022.

(6)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-248411), filed with the SEC on July 26, 2021.

Item 16. Form 10-K Summary

Not applicable.

JUPITER ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Jupiter Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jupiter Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by August 17, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 10, 2023

JUPITER ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$324,188	$1,351,816
Prepaid expenses	217,905	328,331
Income Tax Receivable	10,156	—
Total current assets	552,249	1,680,147

Non-current prepaid insurance	—	211,238
Marketable securities held in Trust Account	159,610,253	157,618,500
TOTAL ASSETS	$160,162,502	$159,509,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$801,007	$420,367
Total current liabilities	801,007	420,367

Warrant liabilities	490,713	3,969,523
Deferred tax liability	321,707	—
Deferred underwriting fee payable	5,516,648	5,516,648
TOTAL LIABILITIES	7,130,075	9,906,538

Commitments

Class A common stock subject to possible redemption; 15,761,850 shares at redemption value at December 31, 2022 and 2021	158,933,340	157,618,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 595,237 shares issued and outstanding (excluding 15,761,850 and no shares subject to possible redemption) at December 31, 2022 and 2021	60	60
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,940,462 shares issued and outstanding at December 31, 2022 and 2021	394	394
Additional paid-in capital	—	—
Accumulated deficit	(5,901,367)	(8,015,607)
TOTAL STOCKHOLDERS’ DEFICIT	(5,900,913)	(8,015,153)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$160,162,502	$159,509,885

The accompanying notes are an integral part of the financial statements.

JUPITER ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	December 31,
	2022	2021

Operating costs	$1,736,932	$758,385
Loss from operations	(1,736,932)	(758,385)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,096,746	32,313
Unrealized gain (loss) on marketable securities held in Trust Account	37,007	(3,332)
Change in fair value of warrant liabilities	3,478,810	2,272,103
Transaction costs associated with the Initial Public Offering	—	(524,859)
Total other income, net	5,612,563	1,776,225

Income before provision for income taxes	3,875,631	1,017,840
Provision for income taxes	(446,551)	—
Net income	$3,429,080	$1,017,840

Weighted average shares outstanding of Class A common stock	16,357,087	6,077,997
Basic and diluted net income per share, Class A	$0.17	$0.10
Weighted average shares outstanding of Class B common stock	3,940,462	3,820,967
Basic net income per share, Class B	$0.17	$0.10
Weighted average shares outstanding of Class B common stock	3,940,462	3,940,462
Diluted net income per share, Class B	$0.17	$0.10

The accompanying notes are an integral part of the financial statements.

JUPITER ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,000)	$24,000

Sale of Private Placement Units	595,237	60	—	—	5,730,570	—	5,730,630

Forfeiture of Founder Shares	—	—	(372,038)	(37)	37	—	—

Accretion to shares subject to redemption	—	—	—	—	(5,755,176)	(9,032,446)	(14,787,622)

Net income	—	—	—	—	—	1,017,839	1,017,839

Balance – December 31, 2021	595,237	$60	3,940,462	$394	$—	$(8,015,607)	$(8,015,153)

Accretion to shares subject to redemption	—	—	—	—	—	(1,314,840)	(1,314,840)

Net income	—	—	—	—	—	3,429,080	3,429,080

Balance – December 31, 2022	595,237	$60	3,940,462	$394	$—	$(5,901,367)	$(5,900,913)

The accompanying notes are an integral part of the financial statements.

JUPITER ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,429,080	$1,017,840
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,478,810)	(2,272,103)
Interest earned on marketable securities held in Trust Account	(2,073,341)	(32,313)
Unrealized gain (loss) on marketable securities held in Trust Account	(60,412)	3,332
Offering costs charged directly to operations	—	19,659
Transaction costs associated with the Initial Public Offering	—	524,859
Changes in operating assets and liabilities:
Prepaid expenses	110,426	(539,570)
Prepaid income taxes	(10,156)	—
Non-current prepaid insurance	211,238	—
Accrued expenses	380,640	419,367
Deferred tax liability	321,707	—
Net cash used in operating activities	(1,169,628)	(858,929)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(157,618,500)
Cash withdrawn from Trust Account to pay franchise and income taxes	142,000	28,981
Net cash provided by (used in) investing activities	142,000	(157,589,519)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	—	154,466,130
Proceeds from sale of Private Placement Units	—	5,952,370
Advances from related party	—	199
Repayment of promissory note – related party	—	(133,001)
Payment of offering costs	—	(490,734)
Net cash provided by financing activities	—	159,794,964

Net Change in Cash	(1,027,628)	1,346,516
Cash – Beginning of period	1,351,816	5,300
Cash – End of period	$324,188	$1,351,816
Supplementary cash flow information:
Cash paid for income taxes	$135,000	$—

Non-Cash investing and financing activities:
Excess payment of filing fees charged directly to operations	$—	$19,659
Accretion of Class A common stock to redemption value	$1,314,840	$14,787,622
Deferred underwriting fee payable	$—	$5,516,648

The accompanying notes are an integral part of the financial statements.

JUPITER ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from June 17, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (defined below).

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
DECEMBER 31, 2022

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
DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $324,188 in its operating bank account and working capital of $106,448 (after adding back $40,050 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying balance sheet, is allowed to be settled using earnings from the Trust Account, $325,312 of franchises taxes paid out of operating cash account not yet reimbursed from the Trust Account and $10,156 in prepaid income tax which is allowed to be settled using earnings from the Trust Account), which excludes $2,073,341 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.

As of December 31, 2022, approximately $2,000,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of December 31, 2022, the Company withdrew an amount of $142,000 in the interest income from the Trust Account to pay tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until August 17, 2023 to consummate a Business Combination or seek an extension. It is uncertain that the Company will be able to consummate a Business Combination or seek an extension by this time. If a Business Combination is not consummated by this date and an extension has not been approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension not be approved by the Company’s stockholders, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company has cash of $324,188 and $1,351,816, respectively. The Company did not have any cash equivalents at December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. As of December 31, 2022, the Company withdrew an amount of $170,981 in the interest income from the Trust Account to pay tax obligations.

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Warrants (as defined in Note 4) (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in FASB Accounting Standards Codification (“ASC”) Topic 480 and FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. On August 17, 2021 and subsequently on September 30, 2021, the Public Warrants were valued using a Monte Carlo Simulation model. The Private Warrants were valued using a Black Scholes model at December 31, 2021. For periods subsequent to the detachment of the Public Warrants from the Units including December 31, 2022, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of December 31, 2022, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Warrants due to a make-whole provision in the contractual terms of the Warrant Agreement.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 15,761,850 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$157,618,500
Less:
Proceeds allocated to Public Warrants	(6,018,995)
Class A common stock issuance costs	(8,768,627)
Plus:
Accretion of carrying value to redemption value	14,787,622

Class A common stock subject to possible redemption 12/31/21	$157,618,500
Plus:
Accretion of carrying value to redemption value	1,314,840

Class A common stock subject to possible redemption 12/31/22	$158,933,340

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

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 8,178,543 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the net income (loss) of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,763,376	$665,704	$624,957	$392,883
Denominator:
Basic weighted average common stock outstanding	16,357,087	3,940,462	6,077,997	3,820,967
Basic net income per common stock	$0.17	$0.17	$0.10	$0.10

	Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,763,376	$665,704	$617,503	$400,337
Denominator:
Basic weighted average common stock outstanding	16,357,087	3,940,462	6,077,997	3,940,462
Diluted net income per common stock	$0.17	$0.17	$0.10	$0.10

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
DECEMBER 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement on August 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2022, the Company incurred and paid $180,000 in fees for these services. For the year ended December 31, 2021, the Company incurred $75,000 in fees for these services, of which $15,000 is included in accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was subsequently amended on December 31, 2021 and 2020 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and 2021, there were no amounts outstanding under the Promissory Note. The outstanding balance under the Note was repaid at the closing of the Initial Public Offering on August 17, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Legal Services Agreement

Services rendered by our legal counsel are accrued on an ongoing basis but deferred for settlement until the closing of an initial business combination. The accrued fees were $758,955 and $131,000 as of December 31, 2022 and 2021, respectively.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 595,237 shares of Class A common stock issued and outstanding, excluding 15,761,850 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 3,940,462 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Shares underlying the Private Placement Units). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

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

NOTE 8. WARRANT LIABILITIES

At December 31, 2022 and 2021, there were 7,880,925 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

As of December 31, 2022 and 2021, there were 297,618 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights. Additionally, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants: (i) will not be redeemable by the Company (except for certain limitations); (ii) may be exercised by the holders on a cashless basis; and (iii) with respect to Private Warrants held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A). If the Private Warrants are held by holders other than the initial purchasers or their respective permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company has identified the United States and Florida as its “major” tax jurisdictions. The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022 and 2021.

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Federal
Current	$103,462	$—
Deferred	95,568	(153,174)

State and Local
Current	21,382	—
Deferred	8,518	(20,423)

Change in valuation allowance	217,622	173,598

Income tax provision	$446,552	$—

The Company’s net deferred tax asset (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$40,809
Startup/Organization Expenses	391,221	132,789
Unrealized gain/loss - Trust	(321,708)	—
Total deferred tax assets	69,513	173,598
Valuation Allowance	(391,220)	(173,598)
Deferred tax liability	$(321,707)	$—

As of December 31, 2022 and 2021, the Company had U.S. federal and state net operating loss of $0 and $171,468 which can be carried forward indefinitely, respectively.

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $217,622 and $173,598, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021

Statutory federal income tax rate	21.00%	21.0%
State taxes, net of federal tax benefit	4.3%	2.8%
Change in fair value of warrant liabilities	(22.7)%	(53.1)%

Transaction costs associated with the Initial Public Offering	3.6%	12.3%
Valuation allowance	5.6%	17.1%
Income tax provision	11.8%	0.0%

The Company files income tax returns in the U.S. federal and Florida state jurisdiction and is subject to examination by the various taxing authorities.

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

JUPITER ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$159,610,253	$157,618,500

Liabilities:
Warrant liability- Public Warrants	1	$472,856	$3,824,613
Warrant liability- Private Warrants	2	$17,857	$144,910

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying December 31, 2022 and 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

On August 17, 2021, the “Public Warrants” were valued using a Monte Carlo Simulation model, which is considered to be a Level 3 fair value measurement. On August 17, 2021 and on December 31, 2021, the Private Warrants were valued using a Black Scholes model, considered a level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. On December 31, subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units including December 31, 2022, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of December 31, 2022, Private Warrants transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$144,910	$—	$144,910
Change in valuation inputs or other assumptions	(46,696)	—	(46,696)
Transfer to level 2	(98,214)	—	(98,214)
Fair value as of December 31, 2022	$—	$—	$—

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

On January 9, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Nasdaq Listing Rule 5620(a) due to the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. On March 7, 2023, Nasdaq granted the Company an extension until June 29, 2023 to regain compliance with Nasdaq Listing Rule 5620(a).

On February 17, 2023, the Company withdrew an amount of $364,018 in the interest income from the Trust Account to pay tax obligations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER ACQUISITION CORPORATION

Date: March 10, 2023	By:	/s/ James N. Hauslein
	Name:	James N. Hauslein
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ James N. Hauslein	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 10, 2023
James N. Hauslein

/s/ Gaurav Burman	President and Director	March 10, 2023
Gaurav Burman

/s/ Robert A. Knox	Director	March 10, 2023
Robert A. Knox

/s/ George L. Pita	Director	March 10, 2023
George L. Pita

/s/ John D. White, Jr.	Director	March 10, 2023
John D. White, Jr.