Form 10-Q
period 2023-03-31
Jupiter Acquisition Corp
filed 2023-05-15
CIK 1817868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 6,011,192 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

JUPITER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUPITER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$443,517	$324,188
Prepaid expenses	188,691	217,905
Income Tax Receivable	—	10,156
Total current assets	632,208	552,249

Marketable securities held in Trust Account	160,956,505	159,610,253
TOTAL ASSETS	$161,588,713	$160,162,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,108,539	$801,007
Income tax payable	307,026	—
Total current liabilities	1,415,565	801,007

Warrant liabilities	736,068	490,713
Deferred tax liability	425,213	321,707
Deferred underwriting fee payable	1,469,991	5,516,648
TOTAL LIABILITIES	4,046,837	7,130,075

Commitments

Class A common stock subject to possible redemption; 15,761,850 shares at redemption value at March 31, 2023 and December 31, 2022	160,172,965	158,933,340

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 595,237 shares issued and outstanding (excluding 15,761,850 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	60	60
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,940,462 shares issued and outstanding at March 31, 2023 and December 31, 2022	394	394
Additional paid-in capital	2,562,030	—
Accumulated deficit	(5,193,573)	(5,901,367)
TOTAL STOCKHOLDERS’ DEFICIT	(2,631,089)	(5,900,913)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$161,588,713	$160,162,502

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Operating costs	$581,435	$396,220
Loss from operations	(581,435)	(396,220)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,657,503	71,467
Unrealized gain (loss) on marketable securities held in Trust Account	52,767	(164,176)
Change in fair value of warrant liabilities	(245,355)	1,270,604
Reduction in deferred underwriter fee payable	245,002	—
Total other income, net	1,709,917	1,177,895
Income before provision for income taxes	1,128,482	781,675
Provision for income taxes	(420,688)	—
Net income	$707,794	$781,675

Weighted average shares outstanding of Class A common stock	16,357,087	16,357,087
Basic and diluted net income per share, Class A	$0.03	$0.04

Weighted average shares outstanding of Class B common stock	3,940,462	3,940,462
Basic and diluted net income per share, Class B	$0.03	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	595,237	$60	3,940,462	$394	$—	$(5,901,367)	$(5,900,913)

Reduction of underwriting fee payable	—	—	—	—	3,801,655	—	3,801,655

Accretion to shares subject to redemption	—	—	—	—	(1,239,625)	—	(1,239,625)

Net income	—	—	—	—	—	707,794	707,794

Balance — March 31, 2023	595,237	$60	3,940,462	$394	$2,562,030	$(5,193,573)	$(2,631,089)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	595,237	$60	3,940,462	$394	$—	$(8,015,607)	$(8,015,153)

Net income	—	—	—	—	—	781,675	781,675

Balance — March 31, 2022	595,237	$60	3,940,462	$394	$—	$(7,233,932)	$(7,233,478)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$707,794	$781,675
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	245,355	(1,270,604)
Interest earned on marketable securities held in Trust Account	(1,657,503)	(71,467)
Unrealized (gain) loss on marketable securities held in Trust Account	(52,767)	164,176
Reduction in deferred underwriter fee payable	(245,002)	—
Deferred tax provision	103,506	—
Changes in operating assets and liabilities:
Prepaid expenses	29,214	41,697
Prepaid income taxes	10,156	—
Accrued expenses	307,532	(53,287)
Income taxes payable	307,026	—
Net cash used in operating activities	(244,689)	(407,810)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	364,018	—
Net cash provided by investing activities	364,018	—

Net Change in Cash	119,329	(407,810)
Cash – Beginning of period	324,188	1,351,816
Cash – End of period	$443,517	$944,006

Non-Cash investing and financing activities:
Accretion of Class A common stock to redemption value	$(1,239,625)	$—
Reduction of deferred underwriting fee payable	$(4,046,657)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from June 17, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (defined below).

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

On March 31, 2023, Nomura Securities International, Inc. (“Nomura”), an underwriter of the Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $4,046,657 owed or payable to Nomura pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”). As a result, the Company recognized $245,002 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $3,801,655 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

On April 12, 2023, Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), constituting all of the underwriters of the Initial Public Offering (other than Nomura), notified the Company pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, of the surviving company of the Company’s initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of the Company’s initial Business Combination pursuant to the Underwriting Agreement.

Following the closing of the Initial Public Offering on August 17, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account established for the benefit of the Company’s Public Stockholders (as defined below) (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee (“Continental”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

(UNAUDITED)

A total of $7,618,500 of the net proceeds from the sale of the additional Units and the additional Private Placement Units was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $157,618,500.

In connection with the implementation of the Extension (as defined in Note 10) on April 20, 2023, as previously approved by the Company’s stockholders on April 18, 2023, the Company redeemed 14,286,357 shares of Class A common stock tendered for redemption by the Public Stockholders, at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $145.2 million (see Note 10).

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to the Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company may pay to the underwriters (as discussed in Notes 6 and 10). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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
MARCH 31, 2023

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

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

In connection with the implementation of the Extension, the Company will have until December 17, 2023, or such earlier date as determined by the Company’s board of directors, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Initial Stockholders have agreed to waive their right to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Notes 6 and 10) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $443,517 in its operating bank account and a working capital deficit of $425,030 (after adding back $50,099 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying balance sheet, is allowed to be settled using earnings from the Trust Account and $1,202 of franchises taxes paid out of the operating cash account not yet reimbursed from the Trust Account), which excludes $3,338,005 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.

As of March 31, 2023, approximately $3,339,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of March 31, 2023, the Company withdrew an amount of $534,999 in the interest income from the Trust Account to pay tax obligations.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 17, 2023, then the Company will cease all operations except for the purpose of liquidating.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until December 17, 2023 to consummate a Business Combination or effect an extension. It is uncertain that the Company will be able to consummate a Business Combination or effect an extension by this time. If a Business Combination is not consummated by this date and an extension has not been approved by the Company’s stockholders and effected, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension not be approved by the Company’s stockholders and effected, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.

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
MARCH 31, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 10, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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
MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company has cash of $443,517 and $324,188, respectively. The Company did not have any cash equivalents at March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. Through March 31, 2023, the Company withdrew an amount of $534,999 in the interest income from the Trust Account to pay tax obligations.

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Warrants (as defined in Note 4) (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in FASB Accounting Standards Codification (“ASC”) Topic 480 and FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. On August 17, 2021 and subsequently on September 30, 2021, the Public Warrants were valued using a Monte Carlo Simulation model. The Private Warrants were valued using a Black Scholes model at December 31, 2021. For periods subsequent to the detachment of the Public Warrants from the Units including March 31, 2023, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of March 31, 2023, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Warrants due to a make-whole provision in the contractual terms of the Warrant Agreement.

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

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 15,761,850 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$157,618,500
Less:
Proceeds allocated to Public Warrants	(6,018,995)
Class A common stock issuance costs	(8,768,627)
Plus:
Accretion of carrying value to redemption value	16,102,462

Class A common stock subject to possible redemption 12/31/22	158,933,340
Plus:
Accretion of carrying value to redemption value	1,239,625

Class A common stock subject to possible redemption 03/31/23	$160,172,965

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 8,178,543 shares of Class A common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the net income of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$570,387	$137,407	$629,925	$151,750
Denominator:
Basic and diluted weighted average common stock outstanding	16,357,087	3,940,462	16,357,087	3,940,462
Basic and diluted net income per common stock	$0.03	$0.03	$0.04	$0.04

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
MARCH 31, 2023

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

On April 20, 2023, pursuant to the Class B Conversion (as defined in Note 10), the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with the Certificate of Incorporation (see Note 10).

Administrative Services Agreement

The Company entered into an agreement on August 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2023, the Company incurred and paid $45,000 in fees for these services. For the three months ended March 30, 2022, the Company incurred $45,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was subsequently amended on December 31, 2021 and 2020 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note. The outstanding balance under the Note was repaid at the closing of the Initial Public Offering on August 17, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $5,516,648 in the aggregate, pursuant to the terms of the Underwriting Agreement, which deferred fee would (i) become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination and (ii) be waived by the underwriters in the event that the Company does not complete a Business Combination.

On March 31, 2023, Nomura agreed to waive its entitlement to the deferred underwriting commissions of $4,046,657 owed or payable to Nomura in accordance with the Underwriting Agreement. As a result, the Company recognized $245,002 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $3,801,655 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements.

Financing Arrangement

Nomura has indicated its intent, if so requested by the Company, to use its commercially reasonable efforts to underwrite, arrange and/or syndicate up to $400 million of additional financing for the Company in the form of equity or debt (or a combination thereof) in connection with the Company’s initial Business Combination, subject to market conditions and on terms and conditions satisfactory in all respects to Nomura in its sole judgment and determination. The additional financing arrangement is not anticipated to have any impact on the redemption price of the Class A common stock, the conversion ratio of Class B common stock to Class A common stock or the exercise of the Warrants.

Legal Services Agreement

Services rendered by the Company’s legal counsel are accrued on an ongoing basis but deferred for settlement until the closing of an initial Business Combination. The accrued fees were $1,043,069 and $758,955 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

(UNAUDITED)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 595,237 shares of Class A common stock issued and outstanding, excluding 15,761,850 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,940,462 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Shares underlying the Private Placement Units). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

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

On April 20, 2023, pursuant to the Class B Conversion (as defined in Note 10), the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with the Certificate of Incorporation (see Note 10).

NOTE 8. WARRANT LIABILITIES

At March 31, 2023 and December 31, 2022, there were 7,880,925 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
MARCH 31, 2023

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
MARCH 31, 2023

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

As of March 31, 2023 and December 31, 2022, there were 297,618 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights. Additionally, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants: (i) will not be redeemable by the Company (except for certain limitations); (ii) may be exercised by the holders on a cashless basis; and (iii) with respect to Private Warrants held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A). If the Private Warrants are held by holders other than the initial purchasers or their respective permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$160,956,505	$159,610,253

Liabilities:
Warrant liability- Public Warrants	1	$709,283	$472,856
Warrant liability- Private Warrants	2	$26,785	$17,857

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying condensed March 31, 2023 and December 31, 2022 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

On August 17, 2021, the “Public Warrants” were valued using a Monte Carlo Simulation model, which is considered to be a Level 3 fair value measurement. On August 17, 2021 and on December 31, 2021, the Private Warrants were valued using a Black Scholes model, considered a level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. On December 31, subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units including March 31, 2023, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of March 31, 2023, Private Warrants transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants. There was no transfer as of March 31, 2023.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 12, 2023, Brookline and Ladenburg, constituting all of the underwriters of the Initial Public Offering (other than Nomura), notified the Company pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, of the surviving company of the Company’s initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of the Company’s initial Business Combination pursuant to the Underwriting Agreement.

On April 18, 2023, the Company held a special meeting in lieu of the 2023 annual meeting of stockholders of the Company (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved, among other matters, (i) an amendment to the Certificate of Incorporation to extend the date by which the Company must consummate an initial Business Combination (the “Extension”) from August 17, 2023 to December 17, 2023, or such earlier date as determined by the Company’s board of directors (such applicable date, the “Extended Date”, and such amendment, the “Charter Amendment”), and (ii) an amendment to the Investment Management Trust Agreement, dated as of August 12, 2021, by and between the Company and Continental, to provide for the Extension to the Extended Date pursuant to the Charter Amendment (the “Trust Amendment”).

Following the Special Meeting, on April 20, 2023, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware in order to implement the Extension and entered into the Trust Amendment with Continental.

In connection with the implementation of the Extension, (i) on April 20, 2023, all holders of Class B common stock voluntarily elected to convert all shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with the Certificate of Incorporation (collectively, the “Class B Conversion”), and (ii) the Company redeemed 14,286,357 shares of Class A common stock tendered for redemption by the Public Stockholders, at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $145.2 million (the “Redemption”). Upon completion of the Class B Conversion and the Redemption, 6,011,192 shares of Class A common stock and no shares of Class B common stock remain issued and outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Nasdaq Notice

On January 9, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5620(a) (the “Annual Stockholders Meeting Rule”) due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice was only a notification of deficiency, not of imminent delisting, and had no effect on the listing or trading of our securities on the Nasdaq Capital Market. The Notice stated that we had 45 calendar days, or until February 23, 2023, to submit a plan to regain compliance with the Annual Stockholders Meeting Rule. On February 17, 2023, we submitted to Nasdaq a plan to regain compliance with the Annual Stockholders Meeting Rule within the required timeframe. On March 7, 2023, Nasdaq accepted our plan and granted us an extension until June 29, 2023 to regain compliance with the Annual Stockholders Meeting Rule.

Subsequent to the period covered by this Quarterly Report, on April 18, 2023, we held the Special Meeting (as defined below) in compliance with the Annual Stockholders Meeting Rule.

Underwriting Fee Waivers

On March 31, 2023, Nomura Securities International, Inc. (“Nomura”), an underwriter of our Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $4,046,657 owed or payable to Nomura pursuant to the underwriting agreement for our Initial Public Offering (the “Underwriting Agreement”).

Subsequent to the period covered by this Quarterly Report, on April 12, 2023, Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), constituting all of the underwriters of our Initial Public Offering (other than Nomura), notified us pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, of the surviving company of our initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of our initial Business Combination pursuant to the Underwriting Agreement.

Extension

Subsequent to the period covered by this Quarterly Report, on April 18, 2023, we held a special meeting in lieu of the 2023 annual meeting of stockholders of the Company (the “Special Meeting”). At the Special Meeting, our stockholders approved, among other matters, (i) an amendment to our amended and restated certificate of incorporation (our “Charter”) to extend the date by which we must consummate an initial Business Combination (the “Extension”) from August 17, 2023 to December 17, 2023, or such earlier date as determined by our board of directors (such applicable date, the “Extended Date”, and such amendment, the “Charter Amendment”), and (ii) an amendment to the Investment Management Trust Agreement, dated as of August 12, 2021, by and between the Company and Continental Stock & Transfer Company, as trustee (“Continental”), to provide for the Extension to the Extended Date pursuant to the Charter Amendment (the “Trust Amendment”).

Following the Special Meeting, on April 20, 2023, we filed the Charter Amendment with the Secretary of State of the State of Delaware in order to implement the Extension and entered into the Trust Amendment with Continental.

In connection with the implementation of the Extension, (i) on April 20, 2023, all holders of our Class B common stock, par value $0.0001 per share (“Class B common stock”), voluntarily elected to convert all shares of Class B common stock to shares of our Class A common stock, par value $0.0001 per share (“Class A common stock”), on a one-for-one basis in accordance with our Charter (collectively, the “Class B Conversion”), and (ii) we redeemed 14,286,357 shares of Class A common stock tendered for redemption by our public stockholders, at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $145.2 million (the “Redemption”). Upon completion of the Class B Conversion and the Redemption, 6,011,192 shares of Class A common stock and no shares of Class B common stock remain issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 17, 2020 (inception) through March 31, 2023 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination.

For the three months ended March 31, 2023, we had a net income of $707,794, which consists of interest earned on marketable securities held in the Trust Account of $1,657,503, unrealized gain on marketable securities held in the Trust Account of $52,767 and other income of $245,002, offset by operating cost of $581,435, changes in fair value of warrant liability of $245,355, and a provision for income taxes of $420,688.

For the three months ended March 31, 2022, we had a net income of $781,675, which consists of changes in fair value of warrant liability of $1,270,604, interest earned on marketable securities held in the Trust Account of $71,467, offset by operating cost of $396,220 and unrealized loss on marketable securities held in the Trust Account of $164,176.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock (“Founder Shares”) by the Sponsor and our independent directors and loans from the Sponsor.

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

For the three months ended March 31, 2023, cash used in operating activities was $244,689. Net income of $707,794 was affected by interest earned on marketable securities held in the Trust Account of $1,657,503, unrealized gain on marketable securities held in the Trust Account of $52,767, reduction in deferred underwriter fee payable of $245,002, change in fair value of the warrant liability of $245,355 and deferred tax provision of $103,506. Changes in operating assets and liabilities provided $653,928 of cash for operating activities.

As of March 31, 2023, we had cash and marketable securities of $160,956,505 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions, if payable, and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $443,517 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination, and to pay for directors and officers liability insurance premiums.

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

Going Concern

As of March 31, 2023, we had $443,517 in our operating bank account and working capital deficit of $425,030 (after adding back $50,099 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying balance sheet, is allowed to be settled using earnings from the Trust Account and $1,202 of franchises taxes paid out of operating cash account not yet reimbursed from the Trust Account), which excludes $3,338,005 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.

As of March 31, 2023, approximately $3,339,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations. As of March 31, 2023, we have withdrawn an amount of $534,999 in the interest income from the Trust Account to pay tax obligations.

Until the consummation of our initial Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating our initial Business Combination.

We may need to raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors, the Sponsor, or their affiliates, may, but are not obligated to, loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete our initial Business Combination, or effect an extension, by December 17, 2023, then we will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” we have until December 17, 2023 to consummate an initial Business Combination or effect an extension. It is uncertain that we will be able to consummate an initial Business Combination or effect an extension by this time. If our initial Business Combination is not consummated by this date and an extension has not been approved by our stockholders and effected, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial Business Combination not occur and an extension not be approved by our stockholders and effected, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 17, 2023. We intend to continue to search for and seek to complete our initial Business Combination before the mandatory liquidation date.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

The underwriters of our Initial Public Offering were entitled to a deferred fee of $0.35 per Unit sold in our Initial Public Offering, or $5,516,648 in the aggregate, pursuant to the terms of the Underwriting Agreement, which deferred fee would (i) become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial Business Combination and (ii) be waived by the underwriters in the event that we do not complete our initial Business Combination.

On March 31, 2023, Nomura agreed to waive its entitlement to the deferred underwriting commissions of $4,046,657 owed or payable to Nomura pursuant to the Underwriting Agreement.

On April 12, 2023, Brookline and Ladenburg, constituting all of the underwriters of our Initial Public Offering (other than Nomura), notified us pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, of the surviving company of our initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of our initial Business Combination pursuant to the Underwriting Agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 10, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we seek stockholder approval of our initial Business Combination, our initial stockholders, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote, which would result in the approval of an initial Business Combination even if no public shares are voted in favor of such initial Business Combination.

Pursuant to the terms of a letter agreement entered into with us, our initial stockholders, officers and directors have agreed to vote any shares of our common stock held by them in favor of our initial Business Combination. In connection with the Extension, we redeemed 14,286,357 public shares tendered for redemption by our public stockholders and only 1,475,493 public shares remain outstanding. As the shares of our common stock held by our initial stockholders represent greater than a majority of the shares of our common stock outstanding after the Extension, we do not expect to need any of the public shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our initial stockholders, officers and directors to vote in favor of our initial Business Combination would result in the approval of an initial Business Combination even if no public shares are voted in favor of such initial Business Combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares, and the completed redemptions of public shares in connection with the Extension, could increase the probability that our initial Business Combination would not be consummated and that you would have to wait for liquidation in order to redeem your public shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would not be consummated is increased. This risk may be increasingly prevalent given recent high levels of redemptions among other special purpose acquisition companies (“SPACs”) seeking stockholder approval of certain charter amendments or completing their initial business combinations. This risk is magnified because we paid approximately $145.2 million out of the Trust Account to stockholders that tendered their public shares for redemption in connection with the Extension. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares, including in connection with the Extension.

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

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with the Extension, our initial Business Combination or in the event we do not consummate our initial Business Combination by December 17, 2023, we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial Business Combination, certain amendments to our Charter (including in connection with the Extension) or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial Business Combination, certain amendments to our Charter (including in connection with the Extension) or otherwise, (ii) the structure of the initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of the initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. However, no interest earned on the funds held in the Trust Account will be used to pay for any excise tax due under the IR Act in connection with the Extension. The foregoing could cause a reduction in the cash available on hand to complete our initial Business Combination and in our ability to complete our initial Business Combination.

Changes in laws or regulations, or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, investments and results of operations.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations, and interpretations and applications of such laws and regulations, may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, investments and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide a safe harbor for such companies from the definition of “investment company” under the Investment Company Act, provided certain criteria are satisfied. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate the Company, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, and it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation, we may be able to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act. Following the liquidation of securities in the Trust Account, we may receive minimal interest, if any, on the funds held in the Trust Account, which may reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (or in an interest-bearing demand deposit account) at a national bank until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we may receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash may reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in cash (or in an interest-bearing demand deposit account) at a national bank, which may further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. As of the date of this Quarterly Report, we have not yet made any such determination to liquidate the securities held in the Trust Account.

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

Both the Company and the Sponsor are U.S. entities, and the manager of the Sponsor is a U.S. citizen. Each of our officers and directors is a U.S. citizen, other than our President and our Executive Vice President of Strategy and M&A, who are U.K. citizens. Approximately 20% of the equity interests of the Sponsor are held directly or indirectly by non-U.S. persons. If CFIUS has jurisdiction over our initial Business Combination, as a result of these existing relationships or otherwise, CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2020, we issued an aggregate of 5,750,000 Founder Shares to the Sponsor and our independent directors for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Sponsor transferred to certain of the underwriters of our Initial Public Offering and certain of their employees an aggregate of 240,001 Founder Shares at the original purchase price. On August 25, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited to us at no cost, and 3,940,462 Founder Shares remain outstanding. On April 20, 2023, pursuant to the Class B Conversion, the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with the Charter.

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

Nomura, Brookline and Ladenburg served as joint book-running managers for our Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-248411) (the “Registration Statement”). The SEC declared the Registration Statement effective on August 12, 2021.

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

We incurred $9,292,595 of transaction costs, consisting of $3,152,370 in underwriting fees, $5,516,648 in deferred underwriting fees and $623,577 of other costs and expenses related to our Initial Public Offering. On April 12, 2023, Brookline and Ladenburg, constituting all of the underwriters of the Initial Public Offering (other than Nomura), notified the Company pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, of the surviving company of the Company’s initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of the Company’s initial Business Combination pursuant to the Underwriting Agreement.

After deducting the underwriting fees (excluding the initially deferred portion of $5,516,648) and the offering expenses, the total net proceeds from our Initial Public Offering, including the partial exercise of the over-allotment option, and the Private Placement was $159,794,923, of which $157,618,500 was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, including certain waivers of deferred underwriting fees, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

1.1(1)	Letter Agreement, dated April 6, 2023, from Brookline Capital Markets, a division of Arcadia Securities, LLC, and Ladenburg Thalmann & Co. Inc. to the Company.

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amendment to the Amended and Restated Certificate of Incorporation

3.3(4)	Bylaws

10.1(3)	Amendment to Investment Management Trust Agreement, dated April 20, 2023, between the Company and Continental Stock Transfer & Trust Company

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2023 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on February 19, 2021 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2023 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 25, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUPITER ACQUISITION CORPORATION

Date: May 15, 2023	By:	/s/ James N. Hauslein
	Name:	James N. Hauslein
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)