Form 10-Q
period 2023-06-30
Jupiter Acquisition Corp
filed 2023-08-14
CIK 1817868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, there were 6,011,192 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

JUPITER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUPITER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$428,266	$324,188
Prepaid expenses	90,528	217,905
Income Tax Receivable	44,436	10,156
Total current assets	563,230	552,249

Marketable securities held in Trust Account	15,109,272	159,610,253
TOTAL ASSETS	$15,672,502	$160,162,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,704,670	$801,007
Total current liabilities	1,704,670	801,007

Warrant liabilities	163,570	490,713
Deferred tax liability	—	321,707
Excise tax payable	1,451,815	—
Deferred underwriting fee payable	1,469,992	5,516,648
TOTAL LIABILITIES	4,790,047	7,130,075

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption; 1,475,493 and 15,761,850 shares at redemption value at June 30, 2023 and December 31, 2022, respectively	15,278,155	158,933,340

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,535,699 and 595,237 shares issued and outstanding (excluding 1,475,493 and 15,761,850 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	454	60
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 3,940,462 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	394
Additional paid-in capital	823,558	—
Accumulated deficit	(5,219,712)	(5,901,367)
TOTAL STOCKHOLDERS’ DEFICIT	(4,395,700)	(5,900,913)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,672,502	$160,162,502

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating costs	$914,193	$440,547	$1,495,628	$836,767
Loss from operations	(914,193)	(440,547)	(1,495,628)	(836,767)

Other income:
Interest earned on marketable securities held in Trust Account	412,881	74,545	2,070,384	146,012
Unrealized gain (loss) on marketable securities held in Trust Account	—	150,189	52,767	(13,987)
Change in fair value of warrant liabilities	572,498	1,390,352	327,143	2,660,956
Reduction in deferred underwriter fee payable	—	—	245,002	—
Total other income, net	985,379	1,615,086	2,695,296	2,792,981

Income before provision for income taxes	71,186	1,174,539	1,199,668	1,956,214
Provision for income taxes	(97,325)	—	(518,013)	—
Net (loss) income	$(26,139)	$1,174,539	$681,655	$1,956,214

Weighted average shares outstanding of Class A common stock Redeemable	8,874,058	16,357,087	12,636,244	16,357,087
Basic and diluted net income (loss) per share, Class A common stock Redeemable	$0.00	$0.06	$0.05	$0.10

Weighted average shares outstanding of Class A common stock non-redeemable	831,875	3,940,462	2,394,756	3,940,462
Basic and diluted net income (loss) per share, Class A common stock non-redeemable	$0.00	$0.06	$0.05	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	595,237	$60	3,940,462	$394	$—	$(5,901,367)	$(5,900,913)

Reduction of underwriting fee payable	—	—	—	—	3,801,655	—	3,801,655

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,239,625)	—	(1,239,625)

Net income	—	—	—	—	—	707,794	707,794

Balance — March 31, 2023	595,237	60	3,940,462	394	2,562,030	(5,193,573)	(2,631,089)

Excise tax liability accrued for common stock redemptions	—	—	—	—	(1,451,815)	—	(1,451,815)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(286,657)	—	(286,657)

Conversion of Class B shares to Class A non-redeemable	3,940,462	394	(3,940,462)	(394)	—	—	—

Net loss	—	—	—	—	—	(26,139)	(26,139)

Balance — June 30, 2023	4,535,699	$454	—	$—	$823,558	$(5,219,712)	$(4,395,700)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	595,237	$60	3,940,462	$394	$—	$(8,015,607)	$(8,015,153)

Net income	—	—	—	—	—	781,675	781,675

Balance — March 31, 2022	595,237	$60	3,940,462	$394	$—	$(7,233,932)	$(7,233,478)

Net income	—	—	—	—	—	1,174,539	1,174,539

Balance — June 30, 2022	595,237	$60	3,940,462	$394	$—	$(6,059,393)	$(6,058,939)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$681,655	$1,956,214
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(327,143)	(2,660,956)
Interest earned on marketable securities held in Trust Account	(2,070,384)	(146,012)
Unrealized gain on marketable securities held in Trust Account	(52,767)	13,987
Reduction in deferred underwriter fee payable	(245,002)	—
Deferred tax provision	(321,707)	—
Changes in operating assets and liabilities:
Prepaid expenses	127,377	(20,142)
Noncurrent prepaid insurance	—	158,428
Prepaid income taxes	(34,280)	—
Accrued expenses	903,664	67,833
Income taxes payable	—	—
Net cash used in operating activities	(1,338,587)	(630,648)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,442,665	—
Cash withdrawn from Trust Account in connection with redemption	145,181,467	—
Net cash provided by investing activities	146,624,132	—

Cash Flows from Financing Activities:
Payments of redemptions Class A common stock	(145,181,467)	—
Net cash used in financing activities	(145,181,467)	—

Net Change in Cash	104,078	(630,648)
Cash – Beginning of period	324,188	1,351,816
Cash – End of period	$428,266	$721,168

Supplementary cash flow information:
Cash paid for income taxes	$874,000	$—
Non-Cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$(1,526,282)	$—
Reduction of deferred underwriting fee payable	$(3,801,655)	$—
Excise tax liability accrued for Class A common stock redemptions	$1,451,815	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from June 17, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (defined below).

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

On April 12, 2023, Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), constituting all of the underwriters of the Initial Public Offering (other than Nomura), notified the Company pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is $6.60 per share, of the surviving company of the Company’s initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of the Company’s initial Business Combination pursuant to the Underwriting Agreement.

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
JUNE 30, 2023

(UNAUDITED)

A total of $7,618,500 of the net proceeds from the sale of the additional Units and the additional Private Placement Units was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $157,618,500.

In connection with the implementation of the Extension (as defined below) on April 20, 2023, as previously approved by the Company’s stockholders on April 18, 2023, the Company redeemed 14,286,357 shares of Class A common stock tendered for redemption by the Public Stockholders, at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $145.2 million.

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

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

(UNAUDITED)

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $428,266 in its operating bank account and a working capital deficit of $1,309,272 (after adding back $123,396 of franchises taxes paid out of the operating cash account not yet reimbursed from the Trust Account), which excludes $354,342 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.

As of June 30, 2023, approximately $354,342 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of June 30, 2023, the Company withdrew an amount of $1,613,646 in the interest income from the Trust Account to pay tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

(UNAUDITED)

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until December 17, 2023 to consummate a Business Combination or effect an extension. It is uncertain that the Company will be able to consummate a Business Combination or effect an extension by this time. If a Business Combination is not consummated by this date and an extension has not been approved by the Company’s stockholders and effected, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension not be approved by the Company’s stockholders and effected, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2023. The Company intends to complete a proposed Business Combination before December 17, 2023. However, there can be no assurance that the Company will be able to consummate any Business Combination by such date. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through December 17, 2023.

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

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

(UNAUDITED)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote (including in connection with the Extension) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote (including in connection with the Extension) or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

On April 20, 2023, the Company redeemed 14,286,357 shares of Class A common stock tendered for redemption by the Public Stockholders for a total redemption amount of $145,181,467 in connection with the implementation of the Extension. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies” to determine whether the Company should currently recognize an excise tax obligation associated therewith. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. Contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated whether a United States excise tax obligation should be recognized currently related to the stock redemption and concluded that this obligation should be recognized. As of June 30, 2023, the Company recorded $1,451,815 of excise tax liability calculated as 1% of shares redeemed on April 20, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 10, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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
JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had cash of $428,266 and $324,188, respectively. The Company did not have any cash equivalents at June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. Through June 30, 2023, the Company withdrew an amount of $1,613,646 in the interest income from the Trust Account to pay tax obligations.

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Warrants (as defined in Note 4) (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in FASB Accounting Standards Codification (“ASC”) Topic 480 and FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. On August 17, 2021 and subsequently on September 30, 2021, the Public Warrants were valued using a Monte Carlo Simulation model. The Private Warrants were valued using a Black Scholes model at December 31, 2021. For periods subsequent to the detachment of the Public Warrants from the Units including June 30, 2023, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of June 30, 2023, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Warrants due to a make-whole provision in the contractual terms of the Warrant Agreement.

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

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 1,475,493 and 15,761,850 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. On April 20, 2023, the Company redeemed 14,286,357 shares of Class A common stock tendered for redemption by the Public Stockholders for a total redemption amount of $145,181,467 in connection with the implementation of the Extension.

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

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$157,618,500
Less:
Proceeds allocated to Public Warrants	(6,018,995)
Class A common stock issuance costs	(8,768,627)
Plus:
Remeasurement of Class A common stock subject to possible redemption	16,102,462

Class A common stock subject to possible redemption 12/31/22	158,933,340
Less:
Redemption	(145,181,467)
Plus:
Remeasurement of Class A common stock subject to possible redemption	286,657

Class A common stock subject to possible redemption 06/30/23	$15,278,155

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

(UNAUDITED)

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 8,178,543 shares of Class A common stock in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the net income (loss) of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(23,899)	$(2,240)	$946,520	$228,019	$573,053	$108,602	$1,576,445	$379,769
Denominator:
Basic and diluted weighted average common stock outstanding	8,874,058	831,875	16,357,087	3,940,462	12,636,244	2,394,756	16,357,087	3,940,462
Basic and diluted net income (loss) per common stock	$0.00	$0.00	$0.06	$0.06	$0.05	$0.05	$0.10	$0.10

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
JUNE 30, 2023

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
JUNE 30, 2023

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

On April 20, 2023, pursuant to the Class B Conversion, the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with the Certificate of Incorporation. At June 30, 2023, there were 6,011,192 and 0 shares of Class A common stock and Class B common stock issued and outstanding, respectively.

Administrative Services Agreement

The Company entered into an agreement on August 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2023, the Company incurred and paid $45,000 and $90,000, respectively, in fees for these services. For the three and six months ended June 30, 2022, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively.

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was subsequently amended on December 31, 2021 and 2020 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note. The outstanding balance under the Note was repaid at the closing of the Initial Public Offering on August 17, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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

On April 12, 2023, Brookline and Ladenburg, constituting all of the underwriters of the Initial Public Offering (other than Nomura), notified the Company pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is $6.60 per share, of the surviving company of the Company’s initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of the Company’s initial Business Combination pursuant to the Underwriting Agreement.

Legal Services Agreement

Services rendered by the Company’s legal counsel are accrued on an ongoing basis but deferred for settlement until the closing of an initial Business Combination. The accrued fees were $1,636,040 and $758,955 as of June 30, 2023 and December 31, 2022, respectively.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

(UNAUDITED)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 4,535,699 and 595,237 shares of Class A common stock issued and outstanding, excluding 1,475,493 and 15,761,850 shares of Class A common stock subject to possible redemption which are presented as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 0 and 3,940,462 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Shares underlying the Private Placement Units). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

If any shares of Class B common stock are then outstanding, only holders of Class B common stock have the right to vote on the election of directors prior to the Company’s initial Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The shares of Class B common stock (if any) will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (not including the Private Shares underlying the Private Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

On April 20, 2023, pursuant to the Class B Conversion, the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with the Certificate of Incorporation. At June 30, 2023, there were 6,011,192 and 0 shares of Class A common stock and Class B common stock issued and outstanding, respectively.

NOTE 8. WARRANT LIABILITIES

At June 30, 2023 and December 31, 2022, there were 7,880,925 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2023

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
JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, there were 297,618 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights. Additionally, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants: (i) will not be redeemable by the Company (except for certain limitations); (ii) may be exercised by the holders on a cashless basis; and (iii) with respect to Private Warrants held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A). If the Private Warrants are held by holders other than the initial purchasers or their respective permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$15,109,272	$159,610,253

Liabilities:
Warrant liability- Public Warrants	2	$157,618	$472,856
Warrant liability- Private Warrants	2	$5,952	$17,857

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying condensed June 30, 2023 and December 31, 2022 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

On August 17, 2021, the “Public Warrants” were valued using a Monte Carlo Simulation model, which is considered to be a Level 3 fair value measurement. On August 17, 2021 and on December 31, 2021, the Private Warrants were valued using a Black Scholes model, considered a level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. On December 31, subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units including June 30, 2023, the close price of the Public Warrant price was used as the fair value as of each relevant date. The Public Warrants were classified as Level 1 due to an active market price as of December 31, 2021. At June 30, 2023, Public Warrants were transferred to a level 2 due to the lack of an active market and the presence of observable inputs in surrounding periods for the same instrument. In addition, as of June 30, 2023, Private Warrants transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$144,910	$—	$144,910
Change in valuation inputs or other assumptions	(46,696)	—	(46,696)
Transfer to level 2	(98,214)	—	(98,214)
Fair value as of June 30, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $0 and $157,618, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 18, 2023, the Company, 1427702 B.C. Ltd., a corporation organized under the laws of British Columbia (“TopCo”), Filament Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of TopCo, and Filament Health Corp., a corporation organized under the laws of British Columbia (“Filament”), entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”), which provides for a proposed business combination through a series of related transactions (the “Proposed Business Combination”). The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of the Company’s stockholders and execution of various transaction agreements. There can be no assurance as to whether or when the Proposed Business Combination will be consummated.

On August 14, 2023, TopCo filed with the SEC a registration statement on Form F-4 (the “Form F-4”) in connection with the Proposed Business Combination, which contains a preliminary proxy statement/prospectus that constitutes (i) a preliminary prospectus relating to the offer of TopCo securities to be issued in the Proposed Business Combination and (ii) a preliminary proxy statement in connection with the solicitation of proxies for a special meeting of the Company’s stockholders to be held to approve the Proposed Business Combination and other matters as described in the Form F-4.

Concurrently with the execution of the Business Combination Agreement, (i) the Company, Filament and certain Filament shareholders entered into voting and support agreements (the “Shareholder Support Agreements”), and (ii) the Company, Jupiter and Filament entered into a sponsor support agreement (the “Sponsor Support Agreement”), in each case with respect to certain matters to support the consummation of the Proposed Business Combination. Each of the Business Combination Agreement, the Shareholder Support Agreements, the Sponsor Support Agreement and related matters are described in more detail in the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2023 and in the Form F-4.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Proposed Business Combination (as defined and described below), Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2023. For information regarding risk factors related to the Proposed Business Combination, see the “Risk Factors” section of the Form F-4 (as defined below). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans, including in connection with the Proposed Business Combination. We cannot assure you that our plans to complete our initial Business Combination, including the Proposed Business Combination, will be successful.

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

On April 12, 2023, Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), constituting all of the underwriters of our Initial Public Offering (other than Nomura), notified us pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is $6.60 per share, of the surviving company of our initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of our initial Business Combination pursuant to the Underwriting Agreement.

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

Proposed Business Combination

Subsequent to the quarterly period covered by this Quarterly Report, on July 18, 2023, we entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with 1427702 B.C. Ltd., a corporation organized under the laws of British Columbia (“TopCo”), Filament Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of TopCo, and Filament Health Corp., a corporation organized under the laws of British Columbia (“Filament”), entered into a business combination agreement (the “Business Combination Agreement”), which provides for a proposed business combination through a series of related transactions (the “Proposed Business Combination”). The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of our stockholders and execution of various transaction agreements. There can be no assurance as to whether or when the Proposed Business Combination will be consummated.

On August 14, 2023, TopCo filed with the SEC a registration statement on Form F-4 (the “Form F-4”) in connection with the Proposed Business Combination, which contains a preliminary proxy statement/prospectus that constitutes (i) a preliminary prospectus relating to the offer of TopCo securities to be issued in the Proposed Business Combination and (ii) a preliminary proxy statement in connection with the solicitation of proxies for a special meeting of the Company’s stockholders to be held to approve the Proposed Business Combination and other matters as described in the Form F-4.

Concurrently with the execution of the Business Combination Agreement, (i) the Company, Filament and certain Filament shareholders entered into voting and support agreements (the “Shareholder Support Agreements”), and (ii) the Company, Jupiter and Filament entered into a sponsor support agreement (the “Sponsor Support Agreement”), in each case with respect to certain matters to support the consummation of the Proposed Business Combination. Each of the Business Combination Agreement, the Shareholder Support Agreements, the Sponsor Support Agreement and related matters are described in more detail in our Current Report on Form 8-K filed with the SEC on July 24, 2023 and in the Form F-4.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 17, 2020 (inception) through June 30, 2023 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination and implementing the Extension. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination. We are also incurring expenses in connection with the Proposed Business Combination.

For the three months ended June 30, 2023, we had a net loss of $26,139, which consists of interest earned on marketable securities held in the Trust Account of $412,881 and changes in fair value of warrant liability of $572,498, offset by operating cost of $914,193 and a provision for income taxes of $97,325.

For the six months ended June 30, 2023, we had a net income of $681,655, which consists of interest earned on marketable securities held in the Trust Account of $2,070,384, unrealized gain on marketable securities held in the Trust Account of $52,767, changes in fair value of warrant liability of $327,143 and other income of $245,002, offset by operating cost of $1,495,628, and a provision for income taxes of $518,013.

For the three months ended June 30, 2022, we had a net income of $1,174,539, which consists of changes in fair value of warrant liability of $1,390,352, interest earned on marketable securities held in the Trust Account of $74,545 and unrealized gain on marketable securities held in the Trust Account of $150,189, offset by operating cost of $440,547.

For the six months ended June 30, 2022, we had a net income of $1,956,214, which consists of changes in fair value of warrant liability of $2,660,956, interest earned on marketable securities held in the Trust Account of $146,012, offset by unrealized loss on marketable securities held in the Trust Account of $13,987 and operating cost of $836,767.

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

For the six months ended June 30, 2023, cash used in operating activities was $1,338,588. Net income of $681,655 was affected by interest earned on marketable securities held in the Trust Account of $2,070,384, unrealized gain on marketable securities held in the Trust Account of $52,767, reduction in deferred underwriter fee payable of $245,002, change in fair value of the warrant liability of $327,143 and deferred tax provision of $321,707. Changes in operating assets and liabilities provided $996,761 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $630,648. Net income of $1,956,214 was affected by interest earned on marketable securities held in the Trust Account of $146,012, unrealized loss on marketable securities held in the Trust Account of $13,987 and change in fair value of the warrant liability of $2,660,956. Changes in operating assets and liabilities used $206,119 of cash for operating activities.

As of June 30, 2023, we had cash and marketable securities of $15,109,272 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions, if payable, and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $428,266 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination, and to pay for directors and officers liability insurance premiums.

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

Going Concern

As of June 30, 2023, we had $428,266 in our operating bank account and working capital deficit of $1,309,272 (after adding back $123,396 of franchises taxes paid out of operating cash account not yet reimbursed from the Trust Account), which excludes $3,338,005 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.

As of June 30, 2023, approximately $354,342 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations. As of June 30, 2023, we have withdrawn an amount of $1,613,646 in the interest income from the Trust Account to pay tax obligations.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” we have until December 17, 2023 to consummate an initial Business Combination or effect an extension. It is uncertain that we will be able to consummate an initial Business Combination or effect an extension by this time. If our initial Business Combination is not consummated by this date and an extension has not been approved by our stockholders and effected, there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the liquidity condition and the mandatory liquidation, should an initial Business Combination not occur and an extension not be approved by our stockholders and effected, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 17, 2023. We intend to continue to seek to complete our initial Business Combination before the mandatory liquidation date.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

On April 12, 2023, Brookline and Ladenburg, constituting all of the underwriters of our Initial Public Offering (other than Nomura), notified us pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is $6.60 per share, of the surviving company of our initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of our initial Business Combination pursuant to the Underwriting Agreement.

Services rendered by the Company’s legal counsel are accrued on an ongoing basis but deferred for settlement until the closing of an initial Business Combination. The accrued fees were $1,636,040 and $758,955 as of June 30, 2023 and December 31, 2022, respectively.

We have also entered into the Business Combination Agreement, the Shareholder Support Agreements and the Sponsor Support Agreement in connection with the Proposed Business Combination, as described above.

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

Net Income (loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating net income per common share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 10, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For information regarding risk factors related to the Proposed Business Combination, see the “Risk Factors” section of the Form F-4.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On July 7, 2020, we issued an aggregate of 5,750,000 Founder Shares to the Sponsor and our independent directors for an aggregate price of $25,000, or approximately $0.004 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. On July 23, 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Sponsor transferred to certain of the underwriters of our Initial Public Offering and certain of their employees an aggregate of 240,001 Founder Shares at the original purchase price. On August 25, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, an aggregate of 372,038 Founder Shares were forfeited to us at no cost, and 3,940,462 Founder Shares remain outstanding. On April 20, 2023, pursuant to the Class B Conversion, the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with the Charter. Notwithstanding the Class B Conversion, the holders of Founder Shares will not be entitled to receive any funds held in the Trust Account with respect to any such converted shares.

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

We incurred $9,292,595 of transaction costs, consisting of $3,152,370 in underwriting fees, $5,516,648 in deferred underwriting fees and $623,577 of other costs and expenses related to our Initial Public Offering. On April 12, 2023, Brookline and Ladenburg, constituting all of the underwriters of the Initial Public Offering (other than Nomura), notified the Company pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is $6.60 per share, of the surviving company of the Company’s initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of the Company’s initial Business Combination pursuant to the Underwriting Agreement.

After deducting the underwriting fees (excluding the initially deferred portion of $5,516,648) and the offering expenses, the total net proceeds from our Initial Public Offering, including the partial exercise of the over-allotment option, and the Private Placement was $159,794,923, of which $157,618,500 was placed in the Trust Account.

In connection with the implementation of the Extension, we redeemed 14,286,357 shares of Class A common stock tendered for redemption by our public stockholders, at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $145.2 million.

For a description of the use of the proceeds generated in our Initial Public Offering, including certain waivers of deferred underwriting fees and effects of the Extension, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

1.1(1)	Letter Agreement, dated April 6, 2023, from Brookline Capital Markets, a division of Arcadia Securities, LLC, and Ladenburg Thalmann & Co. Inc. to the Company.

2.1(2)#	Business Combination Agreement, dated July 18, 2023, among the Company, 1427702 B.C. Ltd., Filament Merger Sub LLC and Filament Health Corp.

3.1(3)	Amended and Restated Certificate of Incorporation

3.2(4)	Amendment to the Amended and Restated Certificate of Incorporation

3.3(5)	Bylaws

10.1(4)	Amendment to Investment Management Trust Agreement, dated April 20, 2023, between the Company and Continental Stock Transfer & Trust Company

10.2(2)	Form of Shareholder Support Agreement, dated July 18, 2023

10.3(2)	Sponsor Support Agreement, dated July 18, 2023, among the Company, Jupiter Founders LLC and Filament Health Corp.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

#	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). We agree to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 17, 2023 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2023 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on February 19, 2021 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2023 and incorporated by reference herein.

(5)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 25, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUPITER ACQUISITION CORPORATION

Date: August 14, 2023	By:	/s/ James N. Hauslein
	Name:	James N. Hauslein
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)