Form 10-Q
period 2023-09-30
Jupiter Acquisition Corp
filed 2023-11-15
CIK 1817868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 6,011,192 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

JUPITER ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JUPITER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$185,312	$324,188
Prepaid expenses	66,450	217,905
Income tax receivable	1,883	10,156
Total current assets	253,645	552,249

Marketable securities held in Trust Account	15,305,996	159,610,253
TOTAL ASSETS	$15,559,641	$160,162,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,887,340	$801,007
Total current liabilities	1,887,340	801,007

Warrant liabilities	245,355	490,713
Deferred tax liability	—	321,707
Excise tax payable	1,451,815	—
Deferred underwriting fee payable	1,469,991	5,516,648
TOTAL LIABILITIES	5,054,501	7,130,075

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption; 1,475,493 and 15,761,850 shares at redemption value at September 30, 2023 and December 31, 2022, respectively	15,403,526	158,933,340

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,535,699 and 595,237 shares issued and outstanding (excluding 1,475,493 and 15,761,850 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	454	60
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 3,940,462 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	394
Additional paid-in capital	698,186	—
Accumulated deficit	(5,597,027)	(5,901,367)
TOTAL STOCKHOLDERS’ DEFICIT	(4,898,387)	(5,900,913)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,559,641	$160,162,502

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating costs	$449,701	$396,705	$1,945,329	$1,233,472
Loss from operations	(449,701)	(396,705)	(1,945,329)	(1,233,472)

Other income:
Interest earned on marketable securities held in Trust Account	249,491	672,213	2,319,875	818,225
Unrealized (loss) gain on marketable securities held in Trust Account	(52,767)	27,589	—	13,602
Change in fair value of warrant liabilities	(81,785)	408,927	245,358	3,069,883
Reduction in deferred underwriter fee payable	—	—	245,002	—
Total other income, net	114,939	1,108,729	2,810,235	3,901,710

(Loss) Income before provision for income taxes	(334,762)	712,024	864,906	2,668,238
Provision for income taxes	(42,553)	(129,314)	(560,566)	(129,314)
Net (loss) income	$(377,315)	$582,710	$304,340	$2,538,924

Weighted average shares outstanding of Class A common stock redeemable	2,070,730	16,357,087	7,984,131	16,357,087
Basic and diluted net (loss) income per share, Class A common stock redeemable	$(0.06)	$0.03	$0.03	$0.13

Weighted average shares outstanding of Class A common stock	3,940,462	—	2,367,164	—
Basic and diluted net (loss) income per share, Class A common stock	$(0.06)	$—	$0.03	$—

Weighted average shares outstanding of Class B common stock non-redeemable	—	3,940,462	1,587,732	3,940,462
Basic and diluted net income per share, Class B common stock non-redeemable	$—	$0.03	$0.03	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	595,237	$60	3,940,462	$394	$—	$(5,901,367)	$(5,900,913)

Reduction of underwriting fee payable	—	—	—	—	3,801,655	—	3,801,655

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,239,625)	—	(1,239,625)

Net income	—	—	—	—	—	707,794	707,794

Balance — March 31, 2023	595,237	60	3,940,462	394	2,562,030	(5,193,573)	(2,631,089)

Excise tax liability accrued for common stock redemptions	—	—	—	—	(1,451,815)	—	(1,451,815)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(286,657)	—	(286,657)

Conversion of Class B shares to Class A non-redeemable	3,940,462	394	(3,940,462)	(394)	—	—	—

Net loss	—	—	—	—	—	(26,139)	(26,139)

Balance — June 30, 2023	4,535,699	454	—	—	823,558	(5,219,712)	(4,395,700)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(125,372)	—	(125,372)

Net loss	—	—	—	—	—	(377,315)	(377,315)

Balance — September 30, 2023	4,535,699	$454	—	$—	$698,186	$(5,597,027)	$(4,898,387)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	595,237	$60	3,940,462	$394	$—	$(8,015,607)	$(8,015,153)

Net income	—	—	—	—	—	781,675	781,675

Balance — March 31, 2022	595,237	60	3,940,462	394	—	(7,233,932)	(7,233,478)

Net income	—	—	—	—	—	1,174,539	1,174,539

Balance — June 30, 2022	595,237	60	3,940,462	394	—	(6,059,393)	(6,058,939)

Accretion to shares subject to redemption	—	—	—	—	—	(352,463)	(352,463)

Net income	—	—	—	—	—	582,710	582,710

Balance — September 30, 2022	595,237	$60	3,940,462	$394	$—	$(5,829,146)	$(5,828,692)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$304,340	$2,538,924
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(245,358)	(3,069,883)
Interest earned on marketable securities held in Trust Account	(2,319,875)	(818,225)
Unrealized gain on marketable securities held in Trust Account	—	(13,602)
Reduction in deferred underwriter fee payable	(245,002)	—
Deferred tax provision	(321,707)	—
Changes in operating assets and liabilities:
Prepaid expenses	151,455	13,637
Noncurrent prepaid insurance	—	211,238
Prepaid income taxes	8,273	—
Accrued expenses	1,086,333	165,495
Income taxes payable	—	129,314
Net cash used in operating activities	(1,581,541)	(843,102)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,442,665	142,000
Cash withdrawn from Trust Account in connection with redemption	145,181,467	—
Net cash provided by investing activities	146,624,132	142,000

Cash Flows from Financing Activities:
Payments of redemptions - Class A common stock	(145,181,467)	—
Net cash used in financing activities	(145,181,467)	—

Net Change in Cash	(138,876)	(701,102)
Cash – Beginning of period	324,188	1,351,816
Cash – End of period	$185,312	$650,714

Supplementary cash flow information:
Cash paid for income taxes	$874,000	$—
Non-Cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$(1,526,282)	$(352,463)
Reduction of deferred underwriting fee payable	$(4,046,656)	$—
Excise tax liability accrued for Class A common stock redemptions	$1,451,815	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from June 17, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the marketable securities held in the Trust Account (defined below).

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

On April 12, 2023, Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), constituting all of the underwriters of the Initial Public Offering (other than Nomura), notified the Company pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is approximately $4.90 per share, of the surviving company of the Company’s initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of the Company’s initial Business Combination pursuant to the Underwriting Agreement.

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
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $185,312 in its operating bank account and a working capital deficit of $1,731,225.

As of September 30, 2023, $551,066 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of September 30, 2023, the Company withdrew an amount of $1,613,646 in the interest income from the Trust Account to pay tax obligations.

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
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

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

On April 20, 2023, the Company redeemed 14,286,357 shares of Class A common stock tendered for redemption by the Public Stockholders for a total redemption amount of $145,181,467 in connection with the implementation of the Extension. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies” to determine whether the Company should currently recognize an excise tax obligation associated therewith. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. Contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated whether a United States excise tax obligation should be recognized currently related to the stock redemption and concluded that this obligation should be recognized. As of September 30, 2023, the Company recorded $1,451,815 of excise tax liability calculated as 1% of shares redeemed on April 20, 2023. Any reduction to this liability resulting from either a subsequent stock issuance or an event giving rise to an exception that occurs within this tax year, will be recognized in the period (including an interim period) that such stock issuance or event giving rise to an exception occurs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 10, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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
SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash of $185,312 and $324,188, respectively. The Company did not have any cash equivalents at September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were cash. At December 31, 2022, the assets held in the Trust Account were U.S. Treasury securities. From inception through September 30, 2023, the Company withdrew an amount of $1,613,646 in the interest income from the Trust Account to pay tax obligations.

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Warrants (as defined in Note 4) (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in FASB Accounting Standards Codification (“ASC”) Topic 480 and FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. On August 17, 2021 and subsequently on September 30, 2021, the Public Warrants were valued using a Monte Carlo Simulation model. The Private Warrants were valued using a Black Scholes model at December 31, 2021. For periods subsequent to the detachment of the Public Warrants from the Units including September 30, 2023, the close price of the Public Warrant price was used as the fair value as of each relevant date. In addition, as of September 30, 2023, the closing price of the Public Warrants was determined to be an appropriate estimate for the fair value of Private Warrants due to a make-whole provision in the contractual terms of the Warrant Agreement.

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

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 1,475,493 and 15,761,850 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. On April 20, 2023, the Company redeemed 14,286,357 shares of Class A common stock tendered for redemption by the Public Stockholders for a total redemption amount of $145,181,467 in connection with the implementation of the Extension, which is described in Note 1.

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

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

	Shares	Value
Gross proceeds	15,761,850	$157,618,500
Less:
Proceeds allocated to Public Warrants	—	(6,018,995)
Class A common stock issuance costs	—	(8,768,627)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	16,102,462

Class A common stock subject to possible redemption 12/31/22	15,761,850	158,933,340
Less:
Redemption	(14,286,357)	(145,181,467)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	1,651,653

Class A common stock subject to possible redemption 09/30/23	1,475,493	$15,403,526

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(UNAUDITED)

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net (loss) income per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 8,178,543 shares of Class A common stock in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the net (loss) income of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Class A Common Stock subject to possible redemption
Numerator: Net (loss) income allocable to Class A common stock	$(129,977)	$469,586	$203,525	$2,046,030
Denominator: Weighted Average Class A common stock
Basic and diluted weighted average shares outstanding	2,070,730	16,357,087	7,984,131	16,357,087
Basic and diluted net income (loss) per share	$(0.06)	$0.03	$0.03	$0.13

Class A Common Stock
Numerator: Net loss allocable to Class A common stock	(247,338)	—	60,342	—
Denominator:
Weighted Average Class A common stock - Basic and diluted weighted average shares outstanding	3,940,462	—	2,367,164	—
Basic and diluted net income (loss) per share	$(0.06)	$—	$0.03	$—

Class B Common Stock
Numerator: Net (loss) income allocable to Class B common stock	—	113,124	40,473	492,894
Denominator:
Weighted Average Class B common stock - Basic and diluted weighted average shares outstanding	—	3,940,462	1,587,732	3,940,462
Basic and diluted net income per share	$—	$0.03	$0.03	$0.13

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
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

(UNAUDITED)

Of the aggregate 15,761,850 Units sold in the Initial Public Offering, 13,365,000 Units were purchased by certain qualified institutional buyers or institutional accredited investors that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management team (the “Anchor Investors”).

In connection with the closing of the Initial Public Offering, the Anchor Investors each acquired from the Sponsor an indirect economic interest in 100,000 Founder Shares (or an aggregate of 900,000 Founder Shares) at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investors after the completion of a Business Combination. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $4,464,000, or $4.96 per share. The fair value of the Founder Shares was valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $4,464,000, of which $170,341 were expensed in the statements of operations and included in transactions costs attributable to warrant liabilities and the remaining $4,296,659 netted to additional paid in capital resulting in only a charge to accumulated deficit of $170,341.

On April 20, 2023, pursuant to the Class B Conversion, the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with the Certificate of Incorporation. At September 30, 2023, there were 6,011,192 and 0 shares of Class A common stock and Class B common stock issued and outstanding, respectively.

Administrative Services Agreement

The Company entered into an agreement on August 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2023, the Company incurred and paid $45,000 and $135,000, respectively, in fees for these services. For the three and nine months ended September 30, 2022, the Company incurred and paid $45,000 and $135,000 in fees for these services, respectively.

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was subsequently amended on December 31, 2021 and 2020 to extend the maturity date. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note. The outstanding balance under the Note was repaid at the closing of the Initial Public Offering on August 17, 2021, and the Promissory Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

JUPITER ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

On April 12, 2023, Brookline and Ladenburg, constituting all of the underwriters of the Initial Public Offering (other than Nomura), notified the Company pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is approximately $4.90 per share, of the surviving company of the Company’s initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of the Company’s initial Business Combination pursuant to the Underwriting Agreement.

Legal Services Agreement

Services rendered by the Company’s legal counsel are accrued on an ongoing basis but deferred for settlement until the closing of an initial Business Combination. The accrued fees were $1,555,000 and $758,955 as of September 30, 2023 and December 31, 2022, respectively.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(UNAUDITED)

Business Combination Agreement

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

On August 14, 2023, TopCo filed with the SEC a registration statement on Form F-4 (File No. 333-273972) (as subsequently amended, the “Form F-4”) in connection with the Proposed Business Combination, which contains a preliminary proxy statement/prospectus that constitutes (i) a preliminary prospectus relating to the offer of TopCo securities to be issued in the Proposed Business Combination and (ii) a preliminary proxy statement in connection with the solicitation of proxies for a special meeting of the Company’s stockholders to be held to approve the Proposed Business Combination and other matters as described in the Form F-4.

Shareholder Support Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, certain Filament shareholders collectively holding approximately 43% of the total number of outstanding Filament Shares (the “Key Filament Shareholders”) executed and delivered to Jupiter certain voting and support agreements (the “Shareholder Support Agreements”), pursuant to which each such Key Filament Shareholder agreed to, among other things, (a) not transfer their Company Securities (as defined in the Shareholder Support Agreements), (b) support and vote in favor of the Business Combination and related matters and (c) not exercise, and waive, rights in respect of certain dissent rights, in each case, on the terms and subject to the conditions set forth in the Shareholder Support Agreements.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and the Sponsor executed and delivered to Filament a sponsor support agreement (“the Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor (a) will vote the shares of the Company’s Common Stock held by it as of the date of the Sponsor Support Agreement and any additional equity securities of the Company that it acquires prior to the Company’s special meeting of stockholders to be held to approve the Proposed Business Combination, in each case, in favor of the Business Combination Agreement and each of the proposals to be presented to stockholders at such meeting, (b) will not redeem any shares of the Company’s Common Stock held by the Sponsor in connection with the Proposed Business Combination and will waive its redemption rights, (c) will convert, on the same terms and price as any PIPE investors, into equity the amount, if any, by which outstanding Working Capital Loans to the Company, if any, exceed $500,000, concurrently with the closing of the Proposed Business Combination (the “Closing”), and (d) if mutually agreed by Filament and the Company, will take such actions as may be necessary for the Company to further extend (including payment by the Company of any extension expenses), subject to stockholder approval, the duration of the Company’s timeline to consummate a business combination on terms mutually agreeable to Filament and the Company, if and to the extent necessary to consummate the Proposed Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 4,535,699 and 595,237 shares of Class A common stock issued and outstanding, excluding 1,475,493 and 15,761,850 shares of Class A common stock subject to possible redemption which are presented as temporary equity, respectively.

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(UNAUDITED)

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 0 and 3,940,462 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 562,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of shares of Class B common stock would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Shares underlying the Private Placement Units). As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining portion of such over-allotment option, 372,038 Founder Shares were forfeited and 190,462 Founder Shares are no longer subject to forfeiture, resulting in an aggregate of 3,940,462 Founder Shares outstanding at August 25, 2021.

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

On April 20, 2023, pursuant to the Class B Conversion, the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock on a one-for-one basis in accordance with the Certificate of Incorporation. At September 30, 2023, there were 6,011,192 and 0 shares of Class A common stock and Class B common stock issued and outstanding, respectively. The converted shares have the same restrictions as the Class B common stock and are non-redeemable until the close of Business Combination.

NOTE 8. WARRANT LIABILITIES

At September 30, 2023 and December 31, 2022, there were 7,880,925 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, there were 297,618 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights. Additionally, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants: (i) will not be redeemable by the Company (except for certain limitations); (ii) may be exercised by the holders on a cashless basis; and (iii) with respect to Private Warrants held by the underwriters or their employees, will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A). If the Private Warrants are held by holders other than the initial purchasers or their respective permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	—	$159,610,253

Liabilities:
Warrant liability- Public Warrants	2	$236,427	$472,856
Warrant liability- Private Warrants	2	$8,928	$17,857

JUPITER ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying condensed September 30, 2023 and December 31, 2022 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

On August 17, 2021, the “Public Warrants” were valued using a Monte Carlo Simulation model, which is considered to be a Level 3 fair value measurement. On August 17, 2021 and on December 31, 2021, the Private Warrants were valued using a Black Scholes model, considered a level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. On December 31, subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants. For periods subsequent to the detachment of the Public Warrants from the Units including September 30, 2023, the close price of the Public Warrant price was used as the fair value as of each relevant date. The Public Warrants were classified as Level 1 due to an active market price as of December 31, 2021. At September 30, 2023, Public Warrants were transferred to a level 2 due to the lack of an active market and the presence of observable inputs in surrounding periods for the same instrument. In addition, as of September 30, 2023, Private Warrants transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$144,910	$—	$144,910
Change in valuation inputs or other assumptions	(46,696)	—	(46,696)
Transfer to level 2	(98,214)	—	(98,214)
Fair value as of September 30, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $0 and $157,618, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 6, 2023, the Company engaged Maxim Group LLC (“Maxim”) to act as non-exclusive placement agent in connection with possible PIPE financing related to the Company’s initial Business Combination (the “PIPE Financing”).  The Company will pay Maxim a cash fee payable upon the Closing equal to seven percent (7.0%) of the gross proceeds of the PIPE Financing, customary expense reimbursement up to $25,000 and warrants to purchase the same securities sold in the PIPE Financing that are equal to 5% of the total securities sold in the PIPE Financing. Such warrants will be exercisable starting six months after the Closing until five years after the Closing at a price per share equal to 100% of the price of the securities sold in the PIPE Financing.

On November 13, 2023, the Form F-4 was declared effective by the SEC, and the Company then filed the definitive proxy statement/prospectus with the SEC and commenced the mailing of the definitive proxy statement/prospectus and other relevant documents to the Company’s stockholders as of November 6, 2023, the record date established for voting on the Proposed Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Proposed Business Combination (as defined and described below), Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2023. For information regarding risk factors related to the Proposed Business Combination, see the “Risk Factors” section of the Form F-4 (as defined below) and the definitive proxy statement/prospectus filed with the SEC on November 13, 2023 in connection therewith. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On April 12, 2023, Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), constituting all of the underwriters of our Initial Public Offering (other than Nomura), notified us pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is approximately $4.90 per share, of the surviving company of our initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of our initial Business Combination pursuant to the Underwriting Agreement.

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

Subsequent to the period covered by this Quarterly Report, on November 8, 2023, we filed a preliminary proxy statement in connection with a possible further extension of the period of time in which we must consummate an initial Business Combination from the Extended Date to June 30, 2024 or such earlier date as determined by our board of directors. However, we currently anticipate closing the Proposed Business Combination prior to the Extended Date and are therefore preparing for such further extension out of an abundance of caution if unforeseen events arise that would delay the consummation of the Proposed Business Combination beyond the Extended Date.

Proposed Business Combination

On July 18, 2023, we entered into a business combination agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with 1427702 B.C. Ltd., a corporation organized under the laws of British Columbia (“TopCo”), Filament Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of TopCo, and Filament Health Corp., a corporation organized under the laws of British Columbia (“Filament”), which provides for a proposed business combination through a series of related transactions (the “Proposed Business Combination”).

On August 14, 2023, TopCo filed with the SEC a registration statement on Form F-4 (File No. 333-273972) (as subsequently amended, the “Form F-4”) in connection with the Proposed Business Combination, which contains a preliminary proxy statement/prospectus that constitutes (i) a preliminary prospectus relating to the offer of TopCo securities to be issued in the Proposed Business Combination and (ii) a preliminary proxy statement in connection with the solicitation of proxies for a special meeting of our stockholders to be held to approve the Proposed Business Combination and other matters as described in the Form F-4. The terms of the Business Combination Agreement and other related ancillary agreements, including those noted below, are summarized in more detail in the Form F-4.

Subsequent to the period covered by this Quarterly Report, on November 13, 2023, the Form F-4 was declared effective by the SEC, and we then filed the definitive proxy statement/prospectus with the SEC and commenced the mailing of the definitive proxy statement/prospectus and other relevant documents to our stockholders as of November 6, 2023, the record date established for voting on the Proposed Business Combination.

Business Combination Agreement

Pursuant to the Business Combination Agreement, each of the following transactions will occur in the following order: (i) two business days prior to the date of the closing (the “Closing”) of the Business Combination (the “Closing Date”), at the effective time of the Merger (as defined below), we will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company after the Merger (the “Surviving Company”) and a direct, wholly-owned subsidiary of TopCo; (ii) as a result of the Merger, (a) each issued and outstanding share of our Class A common stock will no longer be outstanding and will be automatically converted into and exchanged for the right to receive one common share of TopCo (“TopCo Common Share”), (b) each of our issued and outstanding warrants will no longer be outstanding and will be automatically converted into and become one TopCo warrant (“TopCo Warrant”) to purchase TopCo Common Shares, and all rights with respect to shares of our Class A common stock underlying our warrants will be automatically converted into rights with respect to TopCo Common Shares, in each case, with TopCo issuing a number of TopCo Common Shares and TopCo Warrants in accordance with the terms of the Business Combination Agreement and (c) the one issued and outstanding unit of limited liability company membership interest of Merger Sub (“Merger Sub Unit”) held by TopCo immediately before the Merger will no longer be outstanding, and in consideration for TopCo issuing a number of TopCo Common Shares to holders of our Class A common stock in the Merger, (x) such Merger Sub Unit will be automatically converted into and exchanged for one unit of limited liability company membership interest in the Surviving Company and (y) the Surviving Company will issue in favor of TopCo a promissory note in an amount equal to the fair market value of the Merger Sub Unit held by TopCo immediately before the Merger; (iii) at least one business day following the Merger and prior to the effective time of the statutory plan of arrangement (the “Plan of Arrangement”) in respect of the arrangement under the Business Corporations Act (British Columbia) contemplated by the Business Combination (the “Arrangement Effective Time”), TopCo will form a new British Columbia corporation (“AmalCo Sub”), which will be a direct, wholly-owned subsidiary of TopCo, with AmalCo Sub issuing a single common share to TopCo; and (iv) on the Closing Date, pursuant to the Plan of Arrangement and commencing at the Arrangement Effective Time, (a) the outstanding convertible debentures of Filament will convert into common shares of Filament (“Filament Common Shares”) in accordance with their terms, as amended, (b) the notice of articles and articles of TopCo will be amended and restated to, among other matters, create Class B non-voting common shares of TopCo (“TopCo Class B Earnout Shares”) and Class C non-voting common shares of TopCo (“TopCo Class C Earnout Shares”), (c) Filament and AmalCo Sub will amalgamate to form a new British Columbia corporation (“AmalCo,” and such transaction the “Amalgamation”), (d) the Filament shareholders will exchange all of the issued and outstanding Filament Common Shares for newly issued TopCo Common Shares, TopCo Class B Earnout Shares and TopCo Class C Earnout Shares, (e) TopCo will exchange its single common share of AmalCo Sub for a single common share of AmalCo, (f) holders of Filament warrants, restricted share units (“RSUs”) and options will receive, as applicable, warrants (“Rollover Warrants”), RSUs (“Adjusted RSUs”) or options (“Rollover Options”) of TopCo, in each case entitling the holders thereof to acquire TopCo Common Shares upon exercise or settlement of such Rollover Warrants, Adjusted RSUs or Rollover Options; (g) TopCo will repurchase for cancellation the single common share issued to the incorporator of TopCo on incorporation; and (h) after giving effect to the Amalgamation, AmalCo will become a direct, wholly-owned subsidiary of TopCo.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of our stockholders and execution of various transaction agreements. There can be no assurance as to whether or when the Proposed Business Combination will be consummated.

Shareholder Support Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, certain Filament shareholders collectively holding approximately 43% of the total number of outstanding Filament Shares (the “Key Filament Shareholders”) executed and delivered to us certain voting and support agreements (the “Shareholder Support Agreements”), pursuant to which each such Key Filament Shareholder agreed to, among other things, (a) not transfer their Company Securities (as defined in the Shareholder Support Agreements), (b) support and vote in favor of the Business Combination and related matters and (c) not exercise, and waive, rights in respect of certain dissent rights, in each case, on the terms and subject to the conditions set forth in the Shareholder Support Agreements.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, we and the Sponsor executed and delivered to Filament a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor (a) will vote the shares of our common stock held by it as of the date of the Sponsor Support Agreement and any of our equity securities that it acquires prior to the special meeting of stockholders to be held to approve the Proposed Business Combination, in each case, in favor of the Business Combination Agreement and each of the proposals to be presented to stockholders at such meeting, (b) will not redeem any shares of our common stock held by it in connection with the Proposed Business Combination and will waive its redemption rights, (c) will convert, on the same terms and price as any PIPE investors, into equity the amount, if any, by which outstanding working capital loans to us, if any, exceed $500,000, concurrently with the Closing, and (d) if mutually agreed by Filament and us, will take such actions as may be necessary for us to further extend (including payment by us of any extension expenses), subject to stockholder approval, the duration of our timeline to consummate an initial business combination on terms mutually agreeable to Filament and us, if and to the extent necessary to consummate the Proposed Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Lock-Up Agreement

In connection with the Closing, TopCo and certain holders of TopCo securities upon the Closing, including the Sponsor, certain of our directors and executive officers and the Key Filament Shareholders, will enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which, among other things, each of such holders will agree to not effect any sale or distribution of the Lock-Up Securities, subject to certain customary exceptions set forth in the Lock-Up Agreement, until the earliest of: (i) (A) the six month anniversary of the Closing Date, with respect to the Private Shares (as defined in the Lock-Up Agreement), or (B) the twelve month anniversary of the Closing Date, with respect to the Lock-Up Securities other than the Private Shares, (ii) such time that the trading price of the TopCo Common Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 calendar days after the Closing Date, and (iii) such date on which TopCo completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the TopCo’s shareholders having the right to exchange their TopCo Common Shares for cash, securities or other property.

Registration Rights Agreement

In connection with the Closing, TopCo and certain holders of TopCo securities upon the Closing will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, TopCo will agree to provide such holders with customary demand and piggyback registration rights with respect to certain equity or equity-linked securities of TopCo as set forth in the Registration Rights Agreement.

Engagement of Placement Agent

Subsequent to the period covered by this Quarterly Report, on October 6, 2023, we engaged Maxim Group LLC (“Maxim”) as our non-exclusive placement agent in connection with possible PIPE financing related to our initial Business Combination (the “PIPE Financing”), pursuant to which Maxim will receive a cash fee upon the Closing equal to 7% of the gross proceeds of the PIPE Financing, customary expense reimbursement up to $25,000 and warrants to purchase the same securities sold in the PIPE Financing that are equal to 5% of the total securities sold in the PIPE Financing. Such warrants will be exercisable starting six months after the Closing until five years after the Closing at a price per share equal to 100% of the price of the securities sold in the PIPE Financing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 17, 2020 (inception) through September 30, 2023 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, subsequent to our Initial Public Offering, identifying a target company for our initial Business Combination, implementing the Extension and seeking to complete the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial Business Combination. We are also incurring expenses in connection with the Proposed Business Combination.

For the three months ended September 30, 2023, we had a net loss of $377,315, which consists of interest earned on marketable securities held in the Trust Account of $249,491, unrealized loss on marketable securities held in the Trust Account of $52,767, changes in fair value of warrant liability of $81,785, partially offset by operating costs of $449,701, and a provision for income taxes of $42,553.

For the three months ended September 30, 2022, we had a net income of $582,710, which consists of interest earned on marketable securities held in the Trust Account of $672,213, unrealized gain on marketable securities held in the Trust Account of $27,589 and changes in fair value of warrant liability of $408,927, partially offset by operating cost of $396,705 and a provision for income taxes of $129,314.

For the nine months ended September 30, 2023, we had a net income of $304,340, which consists of interest earned on marketable securities held in the Trust Account of $2,319,875, changes in fair value of warrant liability of $245,358 and other income of $245,002, partially offset by operating cost of $1,945,329, and a provision for income taxes of $560,566.

For the nine months ended September 30, 2022, we had a net income of $2,538,924, which consists of interest earned on marketable securities held in the Trust Account of $818,225, unrealized gain on marketable securities held in the Trust Account of $13,602 and changes in fair value of warrant liability of $3,069,883, partially offset by operating cost of $ $1,233,472 and a provision for income taxes of $129,314.

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

In connection with the implementation of the Extension, (i) on April 20, 2023, all of the Founder Shares were converted from shares of Class B common stock to shares of Class A common stock pursuant to the Class B Conversion, and (ii)we redeemed 14,286,357 shares of Class A common stock tendered for redemption by our public stockholders, at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $145.2 million pursuant to the Redemption. Upon completion of the Class B Conversion and the Redemption, 6,011,192 shares of Class A common stock and no shares of Class B common stock remain issued and outstanding.

For the nine months ended September 30, 2023, cash used in operating activities was $1,581,541. Net income of $304,340 was affected by interest earned on marketable securities held in the Trust Account of $2,319,875, reduction in deferred underwriter fee payable of $245,002, change in fair value of the warrant liability of $245,358 and deferred tax provision of $321,707. Changes in operating assets and liabilities provided $1,246,061 of cash for operating activities.

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

As of September 30, 2023, we had cash and marketable securities of $ 15,305,996 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions, if payable, and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $185,312 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination, and to pay for directors and officers liability insurance premiums.

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

Going Concern

As of September 30, 2023, we had $185,312 in our operating bank account and working capital deficit of $1,731,225.

As of September 30, 2023, approximately $551,066 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations. As of September 30, 2023, we have withdrawn an amount of $1,613,646 in the interest income from the Trust Account to pay tax obligations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

On April 12, 2023, Brookline and Ladenburg, constituting all of the underwriters of our Initial Public Offering (other than Nomura), notified us pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is approximately $4.90 per share, of the surviving company of our initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of our initial Business Combination pursuant to the Underwriting Agreement.

Services rendered by the Company’s legal counsel are accrued on an ongoing basis but deferred for settlement until the closing of an initial Business Combination. The accrued fees were $1,550,000 and $758,955 as of September 30, 2023 and December 31, 2022, respectively.

We have also entered into the Business Combination Agreement, the Shareholder Support Agreements and the Sponsor Support Agreement in connection with the Proposed Business Combination, and engaged Maxim as our non-exclusive placement agent, in each case as described above under “Recent Developments.”

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

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating net (loss) income per common share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net (loss) income per common share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 10, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For information regarding risk factors related to the Proposed Business Combination, see the “Risk Factors” section of the Form F-4 and the definitive proxy statement/prospectus filed with the SEC on November 13, 2023 in connection therewith.

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

We have instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a national bank until the earlier of the consummation of an initial Business Combination or our liquidation, and we may therefore be able to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act. As a result, following the liquidation of securities in the Trust Account, we may receive minimal interest, if any, on the funds held in the Trust Account, which may reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account were held, since our Initial Public Offering, only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a national bank until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we may receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account may reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we determined, in our discretion, to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in an interest-bearing demand deposit account at a national bank, which may further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

Delays in the government budget process or a government shutdown may materially adversely affect our ability to complete our initial Business Combination or the operations of the combined company following our initial Business Combination.

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential. If a government shutdown was to occur, and the SEC were to remain closed for a prolonged period of time, we may not be able to complete our initial Business Combination by the Extended Date (or such later date as may be approved by our stockholders), particularly if the SEC is unable to timely review our filings, or those of a target business or other entity, that relate to our initial Business Combination or to declare such filings effective as may be applicable. Additionally, following consummation of our initial Business Combination, the combined company’s operations or its ability to raise additional capital to support its operations could be materially adversely affected by any prolonged government shutdown.

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

We incurred $9,292,595 of transaction costs, consisting of $3,152,370 in underwriting fees, $5,516,648 in deferred underwriting fees and $623,577 of other costs and expenses related to our Initial Public Offering. On April 12, 2023, Brookline and Ladenburg, constituting all of the underwriters of the Initial Public Offering (other than Nomura), notified the Company pursuant to a letter dated as of April 6, 2023, that each of Brookline and Ladenburg agreed to waive its entitlement to the cash payment of deferred underwriting commissions owed or payable pursuant to the Underwriting Agreement and will each accept 150,000 common shares, totaling an aggregate of 300,000 common shares, which is approximately $4.90 per share, of the surviving company of the Company’s initial Business Combination in full satisfaction of the aggregate $1,469,991 that would be payable to such underwriters upon the closing of the Company’s initial Business Combination pursuant to the Underwriting Agreement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1(1)#	Business Combination Agreement, dated July 18, 2023, among the Company, 1427702 B.C. Ltd., Filament Merger Sub LLC and Filament Health Corp.

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amendment to the Amended and Restated Certificate of Incorporation

3.3(4)	Bylaws

10.2(1)	Form of Shareholder Support Agreement, dated July 18, 2023

10.3(1)	Sponsor Support Agreement, dated July 18, 2023, among the Company, Jupiter Founders LLC and Filament Health Corp.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

#	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). We agree to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2023 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on February 19, 2021 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2023 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 25, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUPITER ACQUISITION CORPORATION

Date: November 14, 2023	By:	/s/ James N. Hauslein
	Name:	James N. Hauslein
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)